Form 10-Q
period 1996-05-31
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND LP
filed 1996-07-10
CIK 352723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------


                                    FORM 10-Q


    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1996

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from           to          .


                            Commission File Number    :  0-17145


                  PAINE WEBBER QUALIFIED PLAN PROPERTY FUND, LP
             (Exact name of registrant as specified in its charter)


           Delaware                                          13-3069311
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)



265 Franklin Street, Boston, Massachusetts                      02110
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code (617) 439-8118


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND, LP

                                BALANCE SHEETS
                 May 31, 1996 and August 31, 1995 (Unaudited)
                               (In thousands )

                                    ASSETS

                                                           May 31    August 31
                                                           ------    ---------
Real estate investments:
   Investment property held for sale, net               $   3,964   $   3,918

Cash and cash equivalents                                     325         223
Escrowed cash                                                 122          53
Accounts receivable                                            38         198
Prepaid insurance and other assets                             19           6
                                                         --------    --------
                                                         $  4,468    $  4,398
                                                         ========    ========


                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                   $      14    $     38
Accounts payable - affiliates                                   3           3
Accrued real estate taxes                                      45          69
Tenant security deposits and other liabilities                 20          28
Partners' capital                                           4,386       4,260
                                                         --------    --------
                                                         $  4,468    $  4,398
                                                         ========    ========



              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
           For the nine months ended May 31, 1996 and 1995 (Unaudited)
                                 (In thousands)

                                                          General   Limited
                                                          Partners  Partners
                                                          --------  --------

Balance at August 31, 1994                                $(26)    $ 4,423
Net income                                                   1         104
Cash distributions                                          (2)       (170)
                                                          ----    --------
Balance at May 31, 1995                                   $(27)   $  4,357
                                                          ====    ========

Balance at August 31, 1995                                $(26)   $  4,286
Net income                                                   2         277
Cash distributions                                          (2)       (151)
                                                          ----    --------
Balance at May 31, 1996                                   $(26)   $  4,412
                                                          ====    ========







                           See accompanying notes.

                  PAINE WEBBER QUALIFIED PLAN PROPERTY FUND, LP
                              STATEMENTS OF INCOME
            For the three and nine months ended May 31, 1996 and 1995
                                   (Unaudited)
                    (In thousands, except for per Unit data)

                                       Three Months Ended    Nine Months Ended
                                            May 31,              May 31,
                                       ------------------    -----------------
                                       1996        1995      1996       1995
                                       ----        ----      ----       ----

Revenues:
   Interest from mortgage loan         $   -     $  81       $  -     $ 244
   Land rent                               -        12          -        36
   Interest earned on short-term
      investments                          4         5          9        20
                                       -----     -----       ----     -----

                                           4        98          9       300

Expenses:
   Management fees                         3         3          9         9
   General and administrative             60        76        179       185
                                       -----     -----       ----     -----
                                          63        79        188       194
                                       -----     -----       ----     -----

Operating income(loss)                   (59)       19       (179)      106

Income from operations of investment
   property held for sale, net           184         -        458         -
                                       -----     -----       ----     -----

Net income                             $ 125     $  19      $ 279     $ 106
                                       =====     =====       ====     =====

Net income per Limited
  Partnership Unit                     $6.58     $1.02     $14.72     $5.56
                                       =====     =====     ======     =====

Cash distributions per Limited
  Partnership Unit                     $2.69     $2.69    $  8.07     $9.07
                                       =====     =====    =======     =====


   The above per Limited Partnership Unit information is based upon the 18,781 Units of Limited Partnership Interest outstanding for each period.















                             See accompanying notes.

                  PAINE WEBBER QUALIFIED PLAN PROPERTY FUND, LP

                            STATEMENTS OF CASH FLOWS
           For the nine months ended May 31, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                            1996        1995
                                                            ----        ----
Cash flows from operating activities:
   Net income                                             $   279      $  106
   Adjustments to reconcile net income to
   net cash provided by operating activities:
    Changes in assets and liabilities:
      Escrowed cash                                           (69)         50
      Interest and land rent receivable                         -         (93)
      Accounts receivable                                     160          (6)
      Prepaid insurance and other assets                      (13)          -
      Accounts payable - affiliates                             -           1
      Accounts payable and accrued expenses                   (24)        (53)
      Accrued real estate taxes                               (24)          -
      Tenant security deposits and other liabilities           (8)          -
                                                         --------     -------
         Total adjustments                                     22        (101)
                                                         --------     -------
         Net cash provided by operating activities            301           5

Cash flows from investing activities:
   Purchase of land                                           (46)           -

Cash flows from financing activities:
   Distributions to partners                                 (153)       (172)
                                                         --------    ---------

Net increase (decrease) in cash and cash equivalents          102        (167)

Cash and cash equivalents, beginning of period                223         473
                                                        ---------    --------

Cash and cash equivalents, end of period                $     325     $   306
                                                        =========     =======




















                             See accompanying notes.

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND, LP
                        Notes to Financial Statements
                                 (Unaudited)





1.   General

     The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended August 31, 1995.

     In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2. Related Party Transactions

     The Adviser earned management fees of $9,000 for both of the nine-month periods ended May 31, 1996 and 1995.

     Included in general and administrative expenses for the nine months ended May 31, 1996 and 1995 is $74,000 and $84,000, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

     Also included in general and administrative expenses for the nine months ended May 31, 1996 and 1995 is $1,000, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the
     Partnership's cash assets.

3. Investment Property Held for Sale and Potential Partnership Liquidation

     As discussed further in the Annual Report, on June 19, 1995 the Partnership foreclosed under the terms of the mortgage loan secured by the Harwood Village Shopping Center. The property consists of 86,300 net rentable square feet and is located in Bedford, Texas (suburban Dallas). The Adviser has employed a local management company to operate the property on the Partnership's behalf. Prior to the foreclosure transaction, the Partnership's investments in Harwood Village had consisted of a 9.5% mortgage loan in the amount of $3,418,000 and land with a cost basis of $500,000 which was subject to a ground lease. Annual rent due under the terms of the ground lease totalled $47,500.

     The Partnership complies with the guidelines set forth in the Statement of Position entitled "Accounting for Foreclosed Assets," issued by the American Institute of Certified Public Accountants, to account for its investment properties acquired through foreclosure. Under the Statement of Position, a foreclosed asset is recorded at the lower of cost or estimated fair value, reduced by the estimated costs to sell the asset. Cost is defined as the fair value of the asset at the date of the foreclosure. Management believed that the fair value of the Harwood Village Shopping Center was approximately equal to the aggregate carrying value of the
     Partnership's land and mortgage loan investments at the date of the foreclosure, of $3,918,000. Accordingly, such carrying values were reclassified to investment property held for sale as of the date of foreclosure. During fiscal 1996, the Partnership purchased an additional out-parcel of land adjacent to the Harwood Village property for $46,000, which is included in the balance of investment property held for sale as of May 31, 1996. Declines in the estimated fair value of the asset subsequent to foreclosure are recorded through the use of a valuation allowance. Subsequent increases in the estimated fair value of the asset result in a reduction in the valuation allowance, but not below zero.

     During the quarter ended May 31, 1996, the Partnership signed a letter of intent to sell the Harwood Village Shopping Center to an unrelated third party for $4,925,000. The sale remained subject to, among other things, the negotiation of a definitive sales agreement, the satisfactory completion of the buyer's due diligence and the buyer's ability to obtain financing. Subsequent to the quarter-end, due to the buyer's inability to obtain the required financing, the sale transaction was not able to be completed.
     Management has since reviewed offers from other potential buyers and is currently in the process of negotiating another sales contract. Based on the current offers, if the Partnership were to agree to the terms of a sale of the Harwood Village property in the near term, the final negotiated sale price would likely be at an amount lower than the previously disclosed transaction, but still in excess of the current carrying amount of the investment property. However, since no definitive agreement has been signed to date, there can be no assurances that a sale transaction will be completed. If a sale does occur, it would be followed by a liquidation of the Partnership.

     The Partnership records income from the investment property held for sale in the amount of the difference between the property's gross revenues and property operating expenses (including leasing costs and improvement expenses), taxes and insurance. Summarized operating results for the Harwood Village Shopping Center for the three and nine month periods ended May 31, 1996 are as follow (in thousands):

                                                Three             Nine
                                             Months Ended      Months Ended
                                               5/31/96            5/31/96
                                             ------------      ------------

     Rental revenues and expense
      recoveries                               $   234           $   633

     Property operating expenses                    14                67
     Property taxes and insurance                   29                86
     Management fees                                 8                22
                                               -------           -------
          Total expenses                            51               175
                                               -------           -------
     Income from investment property
       held for sale, net                     $    183           $   458
                                              ========           =======

4. Contingencies

   The Partnership is involved in certain legal actions. At the present time, the General Partner is unable to estimate the impact, if any, of these matters on the Partnership's financial statements, taken as a whole.

   .

                 PAINE WEBBER QUALIFIED PLAN PROPERTY FUND LP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      As discussed further in the Annual Report, the Partnership assumed ownership of the Harwood Village North Shopping Center on June 19, 1995 as a result of foreclosure proceedings which followed certain uncured defaults under the terms of the Partnership's mortgage loan receivable. Subsequent to assuming ownership, the Adviser hired a local property management company to manage the day-to-day operations of the 86,300 square foot shopping center, which was 98% leased as of May 31, 1996. Since June of 1995, the Partnership has been working on renewing the leases that expire during fiscal 1996 and completing minor enhancements to improve the center's marketability in preparation for a possible sale of the property. The property's leasing team is currently working on renewing leases with four tenants representing 14,350 square feet, or approximately 17% of the center. During the current quarter, management's marketing efforts resulted in the signing of a letter of intent for the sale of the Harwood Village North Shopping Center to an unrelated third party for $4,925,000. The prospective sale was subject to, among other things, the negotiation of a definitive sales agreement, satisfactory completion of the buyer's due diligence and the buyer's ability to obtain financing. Subsequent to the quarter end, the potential buyer was unable to obtain the required financing and the sales contract was terminated. Management has since reviewed offers from other potential buyers and is currently in the process of negotiating another sales contract. Based on the current offers, if the Partnership were to agree to terms for a sale of the Harwood Village property in the near term, the final negotiated sale price would likely be at an amount lower than the previously disclosed transaction. Nonetheless, management would still expect to receive net proceeds in an amount in excess of the current carrying value of the investment property on the Partnership's balance sheet. However, since no definitive agreement has been signed to date, there can be no assurances that a sale transaction will be completed.

      As of May 31, 1996, the Partnership had cash and cash equivalents of $325,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership and distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash flow generated from the operations of the Harwood Village property and from the eventual sale of the operating investment property, as discussed further above. Upon the sale of the Harwood Village North Shopping Center, the Partnership will be liquidated and a final distribution, including any remaining cash reserves after payment of all liquidation-related expenses, will be made to the Limited Partners.

Results of Operations
Three Months Ended May 31, 1996

   The Partnership reported net income of $125,000 for the three months ended May 31, 1996, compared to net income of $19,000 for the same period in the prior year. The favorable change in the Partnership's net operating results for these two periods reflects the foreclosure of the Harwood Village North Shopping Center discussed above. Prior to the foreclosure transaction in the fourth quarter of fiscal 1995, the Partnership's investments in Harwood Village had consisted of a 9.5% mortgage loan in the amount of $3,418,000 and land with a cost basis of $500,000 which was subject to a ground lease. Annual rent due under the terms of the ground lease totalled $47,500. Net operating income from the shopping center of $184,000 was recognized for the three-month period ended May 31, 1996, whereas interest and land rent of only $93,000 was recognized in the same period in the prior year. In addition, a decrease in the Partnership's general and administrative expenses of $16,000 also contributed to the favorable change in net operating results for the third quarter of fiscal 1996. General and administrative expenses were higher in the prior period mainly due to legal fees associated with the default on the Harwood Village mortgage loan.

Nine Months Ended May 31, 1996

   The Partnership reported net income of $279,000 for the nine months ended May 31, 1996, compared to net income of $106,000 for the same period in the prior year. The increase in net income is a direct result of the foreclosure of the Harwood Village North Shopping Center discussed above. The Partnership's income statement for the nine-month period ended May 31, 1995 reflects nine months of interest income and land rent from the Harwood Village mortgage loan and land investments, which totalled $280,000. Net operating income from the shopping center of $458,000 was recognized for the nine month period ended May 31, 1996. A decrease in interest earned on short-term investments of $11,000 partially offset the favorable change in net operating results for the current nine-month period. Interest income earned on the Partnership's cash reserves declined mainly as a result of a decrease in the average outstanding balance of such reserves.

                                   PART II
                              Other Information

Item 1. Legal Proceedings

     As previously disclosed, First Qualified Properties, Inc. and Properties Associates, the General Partners of the Partnership, were named as defendants in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to unitholders in PaineWebber Qualified Plan Property Fund, LP.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. At the present time, the General Partners cannot estimate the impact, if any, of these potential indemnification claims on the Partnership's financial statements, taken as a whole.

Item 2. through 5.   NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:       NONE

(b)  Reports on Form 8-K:

                     NONE

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND, LP





                                        SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND, LP



                              By:  FIRST QUALIFIED PROPERTIES, INC.
                                           General Partner



                            By: /s/ Walter V. Arnold
                                Walter V. Arnold
                                Senior Vice President and Chief
                                Financial Officer




Dated:  July 9, 1996