Form 10-K405
period 1996-08-31
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND LP
filed 1996-11-29
CIK 352723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

    X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: August 31, 1996

                                      OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from to .

                       Commission File Number: 0-17145

                  PAINE WEBBER QUALIFIED PLAN PROPERTY FUND LP
             (Exact name of registrant as specified in its charter)

        Delaware                                             13-3069311
(State of organization)                                  (I.R.S. Employer
                                                         Identification  No.)

  265 Franklin Street, Boston, Massachusetts                      02110
    (Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code:             (617) 439-8118
         Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
Title of each class                                       which registered
     None                                                        None

Securities registered pursuant to Section 12(g) of the Act:
                    UNITS OF LIMITED PARTNERSHIP INTEREST
                               (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

                     DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                   Form 10-K Reference
Prospectus of registrant dated                                 Part IV
October 1, 1981 as supplemented

                 PAINE WEBBER QUALIFIED PLAN PROPERTY FUND LP
                                1996 FORM 10-K

                              TABLE OF CONTENTS

Part   I                                                                 Page

Item  1       Business                                                    I-1

Item  2       Properties                                                  I-3

Item  3       Legal Proceedings                                           I-3

Item  4       Submission of Matters to a Vote of Security Holders         I-4


Part  II

Item  5       Market for the Partnership's Limited  Partnership Interest
                 and Related Security Holder Matters                     II-1

Item  6       Selected Financial Data                                    II-1

Item  7       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                               II-2

Item  8       Financial Statements and Supplementary Data                II-4

Item  9       Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure                                II-4


Part III

Item 10       Directors and Executive Officers of the Partnership       III-1

Item 11       Executive Compensation                                    III-3

Item 12       Security Ownership of Certain Beneficial Owners and
                  Management                                            III-3

Item 13       Certain Relationships and Related Transactions            III-3


Part  IV

Item 14       Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K                                             IV-1

Signatures                                                               IV-2

Index to Exhibits                                                        IV-3

Financial Statements and Supplementary Data                       F-1 to F-14

                                    PART I
Item 1.  Business

      Paine Webber Qualified Plan Property Fund, LP (the "Partnership") is a limited partnership formed in May 1981 under the Uniform Limited Partnership Act of the State of Delaware to invest in a diversified portfolio of existing income-producing real properties through land purchase-leaseback transactions and first mortgage loans. The Partnership sold $18,781,000 in Limited Partnership Units (18,781 Units at $1,000 per Unit) from October 1, 1981 to September 30, 1982 pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration No. 2-72166). Limited Partners will not be required to make any additional capital contributions.

      The Partnership originally acquired land and made first mortgage loans secured by buildings with respect to four operating properties. Through August 31, 1996, the Partnership had sold or been prepaid on three of these investments. As of August 31, 1996, the Partnership owned one operating property directly as a result of foreclosing on a mortgage loan investment. The Partnership's wholly-owned real estate investment is described below.

Property name                   Type of Property &
and Location                    Date of Investment               Size
------------                    ------------------               ----
Harwood Village
Shopping Center (1)             Shopping Center             86,300 net
Bedford, TX                     9/27/82                     leasable sq. ft.;
                                                            6.9 acres of land

(1)During fiscal 1993, the borrower of the mortgage loan secured by the Harwood Village Shopping Center defaulted on its obligation to repay the remaining interest and principal at the scheduled maturity date of September 1, 1992. Subsequent to the maturity date, the Partnership granted the borrower two short-term extensions under a forbearance agreement on substantially the same terms as the original loan. The borrower did not repay the obligation upon the expiration of the second forbearance period at March 31, 1994. The Partnership assumed ownership of the Harwood Village on June 19, 1995 under the terms of a settlement of the borrower's bankruptcy proceedings. See Notes to the Financial Statements filed with this Annual Report for a further description of the agreements and transactions through which the Partnership has acquired this real estate investment.

      As noted above, three of the Partnership's investments have been liquidated to date. On July 16, 1986, the owners of the 31 Milk Street building, located in Boston, Massachusetts, executed their option under the terms of the ground lease and sold the property. The Partnership received $4,500,000 as repayment of its mortgage loan and, pursuant to the terms of the ground lease, $3,250,000 of proceeds from the sale of the land, which had a cost basis of $1,000,000. The Partnership recognized a gain of $2,250,000 on this transaction. On December 2, 1986, the Partnership had foreclosed on the mortgage loan and ground lease secured by the Peoples Bank Office Building for non-payment of the required monthly payments of base rent and interest. The Partnership operated the property, which is located in Dallas, Texas, for a number of years, using the services of a local property management company, while attempting to stabilize occupancy at the property until such time as conditions favorable to a sale of the property could be achieved. On October 8, 1993, the Partnership sold the Peoples Bank Office Building and received net proceeds of approximately $1,587,000. The original cost of the People's Bank mortgage loan and land investments totalled $4,150,000. On November 3, 1986, the owners of the Post Oak Apartments, located in Louisville, Kentucky, repaid the outstanding principal balance of a mortgage loan payable to the Partnership, repurchased the related land and also paid additional consideration of $100,000 to the Partnership in return for certain amendments to the ground lease, which resulted in the Partnership retaining a residual interest in the future appreciation of the operating property above $4,967,500. During fiscal 1994, the Partnership received written notice from the owners of the Post Oak Apartments that they intended to exercise their purchase option at a price of approximately $5,023,000. After applying the 37.5% participation rate, the proceeds due to the Partnership from the settlement of its remaining interest in the ground lease amounted to $21,000, which the Partnership received in May 1994. As a result of these events, the Partnership no longer holds any interest in these three properties.

The Partnership's investment objectives are to:

(1) preserve and protect Limited Partners' capital and related buying power;
(2) provide the Limited Partners with cash distributions from investment income; and
(3) achieve long-term capital appreciation in the value of the Partnership's investments.

      Through August 31, 1996, the Limited Partners had received cumulative cash distributions totalling approximately $23,082,000, or $1,237 per original $1,000 investment for the Partnership's earliest investors. This return includes distributions totalling $642 per $1,000 investment from the liquidations of the 31 Milk Street investments in July of 1986, the repayment of the Post Oak mortgage loan and land investments in November of 1986, the sale of the Peoples Bank Office Building in October 1993 and the liquidation of the Partnership's residual interest in the Post Oak property in July 1994.

      In all likelihood, the Partnership will not meet its capital appreciation objective. As noted above, pending the distribution of proceeds from the final liquidation of the remaining investment in the Harwood Village Shopping Center, the Partnership has returned capital proceeds of $642 per original $1,000 investment to the Limited Partners. The amount of proceeds from the sale of Harwood Village will ultimately depend upon the value of the investment property at the time of its final liquidation, which cannot presently be determined. However, based on current estimated market values, a near term sale of Harwood Village would not be expected to yield sufficient proceeds in excess of the Partnership's original cost basis in Harwood Village, of $3,918,000, to offset the loss realized on the Peoples Bank investment. At the present time, real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. It remains to be seen whether this general trend will impact the Partnership's ability to recover its net investment in Harwood Village. Subsequent to obtaining control of the operations of the Harwood Village property, the Partnership began to market the property for sale with a goal of completing a sale and a liquidation of the Partnership by the end of calendar 1996. As discussed further in Item 7, the Partnership had the property under contract for sale twice during fiscal 1996. However, neither sale was completed due to problems with the potential buyers' financing plans. Management is currently soliciting new offers through further marketing efforts and now hopes to complete a sale of the property and a liquidation of the Partnership during calendar year 1997. There are no assurances, however, that such a liquidation will be completed within this time frame.

      The Partnership's remaining real estate investment is subject to significant competition for the revenues it generates from numerous properties of similar type in the local Bedford, Texas (suburban Dallas) market. The shopping center competes for tenants with numerous projects of similar type generally on the basis of location, rental rates and tenant improvement allowances. The Partnership has no real estate investments located outside the United States. The Partnership is engaged solely in the business of real estate investment. Therefore, a presentation of information about industry segments is not applicable.

      The Partnership has no employees; it has, however, entered into an Advisory Contract with PaineWebber Properties Incorporated (the "Adviser"), which is responsible for the day-to-day operations of the Partnership. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber").

      The General Partners of the Partnership are First Qualified Properties, Inc. and Properties Associates. First Qualified Properties, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber, is the managing general partner of the Partnership. The associate general partner of the Partnership is Properties Associates (the "Associate General Partner"), a Massachusetts general partnership, certain general partners of which are officers of the Adviser and the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Adviser.

      The terms of transactions between the Partnership and affiliates of the Managing General Partner of the Partnership are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

Item 2. Properties

      As of August 31, 1996, the Partnership owned one operating property directly, which is referred to under Item 1 above to which reference is made for the name, location and description of such investment.

      Leasing figures for each fiscal quarter during 1996, along with an average for the year, are presented below for the Partnership's remaining operating property:


                                        Percent Leased At
                              ----------------------------------------------
                                                                       Fiscal
                                                                        1996
                              11/30/95   2/29/96    5/31/96   8/31/96  Average
                              --------   -------    -------   -------  -------

Harwood Village Shopping
  Center                         98%       98%        98%        98%      98%

Item 3.  Legal Proceedings

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including First Qualified Properties, Inc. and Properties Associates ("PA"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     The amended complaint in the New York Limited  Partnership  Actions alleged that, in connection  with the sale of interests in  PaineWebber  Qualified  Plan
Property Fund LP, PaineWebber, First Qualified Properties, Inc. and PA (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in PaineWebber
Qualified Plan Property Fund LP, also alleged that following the sale of the partnership interests, PaineWebber, First Qualified Properties, Inc. and PA misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber, First Qualified Properties, Inc. and PA violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement is scheduled to continue in November 1996.

      Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation described above. However, PaineWebber has agreed not to seek indemnification for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partners cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

     The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                   PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At August 31, 1996, there were 3,675 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for Units will develop. The Managing General Partner will not redeem or repurchase Units.

Item 6.  Selected Financial Data

                   PaineWebber Qualified Plan Property Fund LP
         For the years ended August 31, 1996, 1995, 1994, 1993 and 1992
                       (In thousands except per Unit data)

                         1996     1995        1994          1993      1992
                         ----     ----        ----          ----      ----

Revenues              $    13   $   322      $   422      $   381  $    387

Operating income
 (loss)               $  (272)  $  (12)      $   175      $   145  $    169

Income from
investment property
held for sale         $    582   $    98     $    9       $   139  $     99

Provision for possible
investment loss             -         -            -            -  $   (400)

Gain on sale of
investment property         -         -      $   175            -         -

Net income (loss)     $   310   $    86      $   359      $   284  $   (132)

Per Limited
 Partnership Unit:
  Net income (loss)   $ 16.35   $  4.54      $ 18.92      $ 14.98  $  (6.98)

  Cash distributions
    from operations  $  10.76   $ 10.76      $ 11.84      $ 12.92  $   12.92

  Cash distributions
    from sale, refinancing
    or other disposition
    transactions          -    $   1.00      $ 71.00            -         -

Total assets        $  4,507   $  4,398      $ 4,468      $ 5,822  $  5,774

      The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

      The above per Limited Partnership Unit information is based upon the 18,781 Limited Partnership Units outstanding during each year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Partnership offered limited partnership interests to the public from October 1981 to September 1982 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $18,781,000 were received by the Partnership and, after deducting selling expenses and offering costs, $16,668,000 was invested in four operating properties in the form of mortgage loans and land purchase-leaseback transactions. Since the time that the initial investments were made, the Partnership has liquidated its 31 Milk Street and Post Oak Apartments investments at gains (including the disposition of a residual interest in Post Oak completed during fiscal 1994). In addition, the Partnership assumed ownership of the Peoples Bank Office Building in fiscal 1987 and the Harwood Village Shopping Center in fiscal 1995 as a result of foreclosure proceedings after the borrowers had defaulted under the terms of the Partnership's mortgage loans. The Partnership sold the Peoples Bank Office Building during fiscal 1994 for an amount significantly below its original net investment in the property. For financial reporting purposes, the Partnership recognized a small gain in fiscal 1994 from the sale of the Peoples Bank Building because the investment had been written down in prior years. As discussed further below, management is currently pursuing a sale of the Harwood Village property, which, if completed, would be followed by a liquidation of the Partnership.

      The mortgage loan secured by the Harwood Village Shopping Center was scheduled to mature in September 1992. However, at the time of the scheduled maturity the borrower had not obtained a new financing source to repay the outstanding debt obligation and repurchase the land owned by the Partnership upon which the property is located. At such time, rather than incur the potentially substantial litigation expenses involved with the pursuit of a foreclosure action, the Partnership agreed to allow the borrower additional time to complete a sale or refinancing transaction in return for certain concessions. Subsequently, this forbearance agreement with the Harwood Village borrower was extended until March 31, 1994. The Harwood Village borrower did not repay the outstanding mortgage loan obligation upon the expiration of the forbearance period at March 31, 1994, and such agreement was not extended. During fiscal 1994, the Partnership commenced the process of pursuing its legal remedies under the loan documents while engaging in negotiations for a possible third forbearance agreement. On November 15, 1994, when negotiations regarding a third forbearance agreement reached an impasse, the Partnership commenced foreclosure proceedings. On December 2, 1994, the borrower filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy proceeding stopped the foreclosure sale of the shopping center which had been scheduled for December 6, 1994. On December 21, 1994, the borrower filed a plan of reorganization with the Bankruptcy Court. In this plan, the borrower proposed to extend the maturity date of the first leasehold mortgage loan and to purchase the Partnership's interest in the land on which the shopping center is located. The Partnership objected to the borrower's plan of reorganization and filed a motion to dismiss the bankruptcy proceeding. As a result of these actions, the Partnership was successful in negotiating a settlement with the borrower, subject to Bankruptcy Court approval, whereby the borrower would transfer ownership title to the shopping center to the Partnership, assign its interest in the tenant leases to the Partnership and dismiss the bankruptcy proceeding. On June 19, 1995, the Bankruptcy Court approved the settlement and the Partnership took title to the property.

     The Adviser selected a local property management company to manage the day-to-day operations of the shopping center, which was 98% leased as of August 31, 1996. As part of the settlement, the Partnership assumed the liability for tenant security deposits and allowed for the payment of approximately $34,000 from property cash flow to cover certain deferred management fees and payments to the borrower's unsecured creditors. Management believes that this settlement, which gave the Partnership control over property operations and disposition decisions and avoided further costly litigation, was in the Partnership's best interests. Since June of 1995, management has focused its efforts on renewing the leases that were scheduled to expire during 1996 and completing minor enhancements to improve the center's marketability in preparation for a possible sale of the property. During fiscal 1996, the Partnership purchased an additional out-parcel of land adjacent to the Harwood Village property for $46,000. As of November 1, 1996, the property's leasing team had successfully renewed leases with the four tenants with 1996 expiration dates, representing 14,350 square feet, or approximately 17% of the center. A 5,200 square foot retail clothing tenant at Harwood Village filed for bankruptcy protection during fiscal 1996. This tenant operates a chain of stores and is expected to announce some store closings as part of its bankruptcy reorganization plan. It is uncertain at this time whether the Harwood Village location will be affected by these expected store closings. Although the property is almost fully leased, the grocery store anchor tenant vacated the shopping center several years ago but remains obligated to pay rent and its share of operating expenses under a lease that runs through April 2011. Approximately 10,000 square feet of the 26,000 square feet leased by this tenant is currently subject to a sub-lease agreement. During fiscal 1996, management reviewed the possibility that the marketability and value of the property might be enhanced if the Partnership could regain control of this entire space, which represents approximately 30% of the shopping center's net leasable area, including an assignment of the current sub-lease agreement. The Partnership or a prospective buyer would then have the flexibility to re-lease this anchor space. Management engaged in preliminary discussions with this former anchor tenant regarding a potential buyout of its remaining rental obligations, but has concluded, based on such preliminary negotiations, that such a buyout is likely not to be economically prudent or necessary to complete a sale of the property in the near term.

     Management began active marketing efforts for the Harwood Village Shopping Center in February 1996. During the quarter ended May 31, 1996, the Partnership signed a letter of intent to sell the Harwood Village Shopping Center to an unrelated third party for $4,925,000. The sale remained subject to, among other things, the negotiation of a definitive sales contract, the satisfactory completion of the buyer's due diligence and the buyer's ability to obtain financing. During the fourth quarter of fiscal 1996, due to the buyer's inability to obtain the required financing, the sale transaction was not able to be completed. Subsequently, management reviewed offers from other potential buyers and executed a sales contract with a new buyer in August 1996 at a sales price of $4,700,000. This sale transaction was subject to the satisfactory completion of due diligence, which was to be completed by September 30, 1996. Prior to September 30, 1996, the prospective buyer requested an extension of the due diligence period. Management was willing to grant such an extension only if the prospective buyer was willing to make a non-refundable deposit which would be subject to forfeiture in the event that the sale did not close subsequent to the extension period. The prospective buyer did not agree to the terms of the extension, and the sales contract was terminated. Presently, management is soliciting new offers through further marketing efforts and now hopes to complete a sale of the property and a liquidation of the Partnership during calendar year 1997. There are no assurances, however, that such a liquidation will be completed within this time frame.

      As of August 31, 1996, the Partnership had cash and cash equivalents of approximately $376,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership and distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the operations of the Harwood Village property and from the proceeds from the eventual sale of the operating investment property, as discussed further above. Upon the sale of the Harwood Village Shopping Center, the Partnership will be liquidated and a final distribution, including any remaining cash reserves after payment of all liquidation-related expenses, will be made to the Limited Partners.

Results of Operations
1996 Compared to 1995

      The Partnership reported net income of $310,000 for the fiscal year ended August 31, 1996, compared to net income of $86,000 for the prior year. The increase in net income is a direct result of the foreclosure of the Harwood Village Shopping Center on June 19, 1995, as discussed further above. The Partnership's income statement for fiscal year 1995 reflects a partial year of interest income and land rent from the Harwood Village mortgage loan and land investments, which totalled $298,000, and a partial year of net operating income from the shopping center totalling $98,000. Net operating income from Harwood Village of $582,000 was recognized for the year ended August 31, 1996.

     A decrease in the Partnership's general and administrative expenses also contributed to the increase in net income for fiscal 1996. General and administrative expenses decreased by $49,000 mainly as a result of a decline in legal and other professional fees. Legal and other professional fees were higher in the prior year as a result of the Harwood Village bankruptcy proceedings and resulting transfer of ownership on June 19, 1995. A decrease in interest earned on cash equivalents of $11,000 partially offset the favorable change in net operating results for fiscal year 1996. Interest income earned on the Partnership's cash reserves declined mainly as a result of a reduction in the average outstanding balance of such reserves.

1995 Compared to 1994

      The Partnership reported net income of $86,000 for the fiscal year ended August 31, 1995, compared to net income of $359,000 for the prior year. The decrease in net income of $273,000 was primarily due to the sale of the Peoples Bank Office Building during fiscal 1994. The sale of the Peoples Bank Office Building resulted in a gain of $175,000 because the carrying value of the Partnership's investment had been written down in prior years to $1,500,000 based on declines in management's estimates of the property's fair value. The investment, which had an original cost basis to the Partnership of $4,150,000, was sold in October 1993 for net proceeds of $1,587,000. An increase in Partnership general and administrative expenses of $88,000 also contributed to the decrease in net income for fiscal 1995. The increase in general and administrative expenses was mainly due to higher legal expenses. The increase in legal fees related to the Harwood Village bankruptcy proceedings and resulting transfer of ownership on June 19, 1995. In prior fiscal years the borrower was contributing $5,000 monthly to the reimbursement of legal fees related to the extension of the Harwood mortgage loan agreement. Such payments were suspended upon the borrower's bankruptcy filing in December 1994.

      The Partnership's statement of operations for fiscal 1995 reflects a partial year of interest income and land rent from the Harwood Village mortgage loan and land investments and a partial year of operations of the Harwood Village operating property subsequent to the date of the ownership transfer. Net operating income from the shopping center of $98,000 was recognized for the period June 19, 1995 through August 31, 1995. Such net income offset the decline of $74,000 in mortgage interest and land rent, as well as $21,000 of income recognized in fiscal 1994 in connection with the final settlement of the Post Oak ground lease.

1994 Compared to 1993

      The Partnership reported net income of $359,000 for the fiscal year ended August 31, 1994, which represents an increase of $75,000 when compared to net income for fiscal 1993. The change in net income was primarily due to the sale of the Peoples Bank Office Building during fiscal 1994. The sale of the Peoples Bank Office Building resulted in a gain of $175,000 because the carrying value of the Partnership's investment had been written down in prior years to $1,500,000 based on declines in management's estimates of the property's fair value. The gain on the sale of the Peoples Bank property was partially offset by a decline in the Partnership's recognized share of the property's net operating income due to the sale which occurred in October 1993. The Partnership 's operating income, which included income from the Harwood Village land and mortgage loan investments and Partnership operating expenses, increased by $30,000 during fiscal 1994 mainly due to an increase in revenues as a result of the sale of the Partnership's remaining interest in the ground lease related to the Post Oak Apartments.

Inflation

    The Partnership completed its fourteenth full year of operations in fiscal 1996. The effects of inflation and changes in prices on the Partnership's revenues and expenses to date have not been significant.

    The impact of inflation in future periods may be offset, in part, by an increase in revenues because the tenant leases at the Partnership's remaining investment property, the Harwood Village Shopping Center, contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales and property operating expenses. Such increase in revenues would be expected to at least partially offset the increases in Partnership and property operating expenses resulting from inflation.

Item 8.  Financial Statements and Supplementary Data

      The financial statements and supplementary data are included under Item 14 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                   PART III

Item 10.  Directors and Executive Officers of the Partnership

      The Managing General Partner of the Partnership is First Qualified Properties, Inc., a Delaware corporation, which is a wholly-owned subsidiary of PaineWebber. The Associate General Partner of the Partnership is Properties Associates, a Massachusetts general partnership, certain general partners of which are also officers of the Adviser and the Managing General Partner. The Managing General Partner has overall authority and responsibility for the Partnership's operations, however, the day-to-day business of the Partnership is managed by the Adviser pursuant to an advisory contract.

      (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                 Date elected
  Name                     Office                       Age       to Office
  ----                     ------                       ---       ---------


Bruce J. Rubin       President and Director              37        8/22/96
Terrence E. Fancher  Director                            43       10/10/96
Walter V. Arnold     Senior Vice President and
                       Chief Financial Officer           49       10/29/85
James A. Snyder      Senior Vice President               51         7/6/92
David F. Brooks      First Vice President and Assistant
                       Treasurer                         54         6/1/83 *
Timothy J. Medlock   Vice President and Treasurer        35         6/1/88
Thomas W. Boland     Vice President                      34        12/1/91
Dorothy F. Haughey   Secretary                           70         6/1/83 *

*  The date of incorporation of the Managing General Partner

      (c) There are no other significant employees in addition to the directors and officers mentioned above.

      (d) There is no family relationship among any of the foregoing directors or officers of the Managing General Partner of the Partnership. All of the foregoing directors and officers have been elected to serve until the annual meeting of the Managing General Partner.

      (e) All of the directors and officers of the Managing General Partner hold similar positions in affiliates of the Managing General Partner, which are the corporate general partners of other real estate limited partnerships sponsored by PWI, and for which PaineWebber Properties Incorporated ("PWPI") serves as the Adviser. The business experience of each of the directors and officers of the Managing General Partner is as follows:

      Bruce  J.  Rubin is  President  and  Director  of the  Managing  General
Partner. Mr. Rubin was named Chief Executive Officer of PWPI in August 1996. Mr. Rubin joined PaineWebber Real Estate Investment Banking in November 1995 as a Senior Vice President. Prior to joining PaineWebber, Mr. Rubin was employed by Kidder, Peabody and served as President for KP Realty Advisers, Inc. Prior to his association with Kidder, Mr. Rubin was a Senior Vice President and Director of Direct Investments at Smith Barney Shearson. Prior thereto, Mr. Rubin was a First Vice President and a real estate workout specialist at Shearson Lehman Brothers. Prior to joining Shearson Lehman Brothers in 1989, Mr. Rubin practiced law in the Real Estate Group at Willkie Farr & Gallagher. Mr. Rubin is a graduate of Stanford University and Stanford Law School.

      Terrence E. Fancher was appointed a Director of the Managing General Partner in October 1996. Mr. Fancher is the Managing Director in charge of PaineWebber's Real Estate Investment Banking Group. He joined PaineWebber as a result of the firm's acquisition of Kidder, Peabody. Mr. Fancher is responsible for the origination and execution of all of PaineWebber's REIT transactions, advisory assignments for real estate clients and certain of the firm's real estate debt and principal activities. He joined Kidder, Peabody in 1985 and, beginning in 1989, was one of the senior executives responsible for building Kidder, Peabody's real estate department. Mr. Fancher previously worked for a major law firm in New York City. He has a J.D. from Harvard Law School, an M.B.A. from Harvard Graduate School of Business Administration and an A.B. from Harvard College.

      Walter V. Arnold is a Senior Vice President and Chief Financial Officer of the Managing General Partner and a Senior Vice President and Chief Financial Officer of the Adviser which he joined in October 1985. Mr. Arnold joined PWI in 1983 with the acquisition of Rotan Mosle, Inc. where he had been First Vice President and Controller since 1978, and where he continued until joining the Adviser. He began his career in 1974 with Arthur Young & Company in Houston. Mr. Arnold is a Certified Public Accountant licensed in the state of Texas.

      James A. Snyder is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser. Mr. Snyder re-joined the Adviser in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional Management Inc., a real estate development company.

      David F. Brooks is a First Vice President and Assistant Treasurer of the Managing General Partner and a First Vice President and Assistant Treasurer of the Adviser. Mr. Brooks joined the Adviser in March 1980. From 1972 to 1980, Mr. Brooks was an Assistant Treasurer of Property Capital Advisors, Inc. and also, from March 1974 to February 1980, the Assistant Treasurer of Capital for Real Estate, which provided real estate investment, asset management and consulting services.

      Timothy J. Medlock is a Vice President and Treasurer of the Managing General Partner and a Vice President and Treasurer of the Adviser which he joined in 1986. From 1986 to August of 1989, Mr. Medlock served as the Controller. From 1983 to 1986, Mr. Medlock was associated with Deloitte Haskins & Sells. Mr. Medlock graduated from Colgate University in 1983 and received his Masters in Accounting from New York University in 1985.

      Thomas W. Boland is a Vice President of the Managing General Partner and a Vice President and Manager of Financial Reporting of the Adviser which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

      Dorothy F. Haughey is Secretary of the Managing General Partner, Assistant Secretary of PaineWebber and Secretary of PWI. Ms. Haughey joined PaineWebber in 1962.

      (f) None of the directors and officers was involved in legal proceedings which are material to an evaluation of his or her ability or integrity as a director or officer.

      (g) Compliance With Exchange Act Filing Requirements: The Securities Exchange Act of 1934 requires the officers and directors of the Managing General Partner, and persons who own more than ten percent of the Partnership's limited partnership units, to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent beneficial holders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file.

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended August 31, 1996, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

      The directors and officers of the Partnership's Managing General Partner receive no current or proposed remuneration from the Partnership.

      The Partnership is required to pay certain fees to the Adviser, and the General Partners are entitled to receive a share of cash distributions and a share of profits and losses. These items are described in Item 13.

      The Partnership has paid cash distributions to the Unitholders on a quarterly basis at a rate of 3% per annum on remaining invested capital over the past five years. However, the Partnership's Units of Limited Partnership Interest are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      (a) The Partnership is a limited partnership issuing Units of Limited Partnership Interest, not voting securities. All the outstanding stock of the Managing General Partner, First Qualified Properties, Inc., is owned by PaineWebber. Properties Associates, the Associate General Partner, is a Massachusetts general partnership, with certain general partners who are also officers of the Adviser and the Managing General Partner. Properties Associates was the Initial Limited Partner of the Partnership. No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.

      (b) Neither the directors and officers of the Managing General Partner nor the general partners of the Associate General Partner individually own any Units of Limited Partnership interest of the Partnership. No director or officer of the Managing General Partner nor the general partners of the Associate General Partner possess a right to acquire beneficial ownership of Units of Limited Partnership interest of the Partnership.

      (c) There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

      The Managing General Partner of the Partnership is First Qualified Properties, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber"). The Associate General Partner is Properties Associates, a Massachusetts general partnership, with certain general partners who are also officers of the Adviser and the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by PaineWebber Properties Incorporated (the "Adviser") pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber.

      The General Partners, the Adviser and PWI receive fees and compensation determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management and disposition of Partnership investments.

      In connection with investing Partnership capital, the Adviser received acquisition fees paid by the borrowers and sellers. The Adviser may receive a commission in an amount not yet determinable, upon the disposition of certain Partnership investments.

      All distributable cash, as defined, for each fiscal year is distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners. Residual proceeds resulting from disposition of Partnership investments will be distributed generally 85% to the Limited Partners and 15% to the General Partners, after the prior receipt by the Limited Partners of their original capital contributions and a cumulative annual return of 15% based upon a Limited Partner's adjusted capital contributions, as defined in the Partnership Agreement.

      Pursuant to the terms of the Partnership Agreement, any taxable income or tax loss of the Partnership will be allocated 99% to the Limited Partners and 1% to the General Partners. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss. Taxable income arising from disposition of Partnership investments will be allocated to the Limited and General Partners generally as residual proceeds are distributed. Tax losses arising from disposition of Partnership investments and taxable income for which there are no residual proceeds will be allocated 99% to the Limited Partners and 1% to the General Partners.

      Under the advisory contract, the Adviser has specific management responsibilities; to administer the day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the General Partners. The Adviser is paid a basic management fee (6% of adjusted cash flow) and an incentive management fee (3% of adjusted cash flow subordinated to a non-cumulative annual return to the Limited Partners equal to 10% based upon their adjusted capital contributions) for services rendered. The Adviser earned basic management fees of $12,000 for the year ended August 31, 1996. No incentive management fees have been earned to date.

      An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended August 31, 1996 is $90,000, representing reimbursements to this affiliate for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $2,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the year ended August 31, 1996. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  PAINE WEBBER QUALIFIED PLAN PROPERTY FUND LP


                              By:  First Qualified Properties, Inc.
                                       Managing General Partner



                              By:  /S/ Bruce J. Rubin
                                   ------------------
                                   Bruce J. Rubin
                                   President and Chief Executive Officer



                              By: /S/ Walter V. Arnold
                                  ---------------------
                                   Walter V. Arnold
                                   Senior Vice President and
                                   Chief Financial Officer



                              By:  /S/ Thomas W. Boland
                                   --------------------
                                   Thomas W. Boland
                                   Vice President

Dated: November 22, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.




By:/s/ Bruce J. Rubin                          Date: November 22, 1996
---------------------                          -----------------------
   Bruce J. Rubin
   Director




By:/s/ Terrence E. Fancher                     Date: November 22, 1996
--------------------------                     -----------------------
   Terrence E. Fancher
   Director


                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND, LP


                              INDEX TO EXHIBITS

                                                       Page Number in the Report
Exhibit No.  Description of Document                   or Other Reference
----------- ------------------------                   ------------------

(3) and (4) Prospectus of the Registrant              Filed  with  the Commission
            dated October 1, 1981, supplemented,      pursuant to Rule 424(c)
            with particular reference to the          and incorporated  herein by
            Restated Certificate and Agreement        reference.
            Limited Partnership.


(10)        Material contracts previously filed as    Filed  with  the Commission
            exhibits to registration statements and   pursuant  to Section 13or 15(d)
            amendments thereto of the registrant      of the Securities Exchange Act
            together with all such contracts filed    of 1934 and incorporated
            as exhibits of previously filed Forms     herein by reference.
            8-K and Forms 10-K are hereby
            incorporated herein by reference.


(13)        Annual Reports to Limited Partners        No  Annual Report for the year
                                                      ended  August 31, 1996 has been
                                                      sent  to  the Limited Partners.  An
                                                      Annual  Report will  besent to the
                                                      Limited Partners subsequent to
                                                      this filing.


(27)        Financial Data Schedule                   Filed  as  last  page of EDGAR
                                                      submission following the Financial
                                                      Statements  and Financial
                                                      Statement Schedule required by
                                                      Item 14.

                          ANNUAL REPORT ON FORM 10-K
                       Item 14(a)(1) and (2) and 14(d)


                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND, LP

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                       Reference

Paine Webber Qualified Plan Property Fund, LP:

     Report of independent auditors                                       F-2

     Balance sheets as of August 31, 1996 and 1995                        F-3

     Statements of income for the years ended August 31, 1996,
      1995 and 1994                                                       F-4

     Statements of changes in partners' capital (deficit) for the years
       ended  August 31, 1996, 1995 and 1994                              F-5

     Statements  of cash flows for the years ended August 31,  1996,
       1995 and 1994                                                      F-6

     Notes to financial statements                                        F-7

     Financial statement schedules:

          Schedule III -   Real Estate Owned                              F-14


     Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

                        REPORT OF INDEPENDENT AUDITORS




The Partners of
Paine Webber Qualified Plan Property Fund, LP:

      We have audited the accompanying balance sheets of Paine Webber Qualified Plan Property Fund, LP as of August 31, 1996 and 1995, and the related statements of income, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended August 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a).
These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paine Webber Qualified Plan Property Fund, LP at August 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                      /s/ Ernst & Young LLP
                                                      ---------------------
                                                      ERNST & YOUNG LLP


Boston, Massachusetts
November 15, 1996

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND, LP

                                BALANCE SHEETS
                           August 31, 1996 and 1995
                     (In thousands, except per Unit data)

                                    ASSETS

                                                       1996            1995
                                                       ----            ----

Investment property held for sale                   $   3,964      $    3,918
Cash and cash equivalents                                 376             223
Escrowed cash                                             140              53
Accounts receivable, net of allowance for
   doubtful accounts of $0 and $16 in 1996 and 1995        20             198
Prepaid insurance                                           7               6
                                                    ---------       ---------
                                                    $   4,507       $   4,398
                                                    =========       =========


                      LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses               $      48       $      38
Accounts payable - affiliates                               3               3
Accrued real estate taxes                                  72              69
Prepaid rent                                                -              10
Tenant security deposits                                   18              18
                                                   ----------       ---------
      Total liabilities                                   141             138

Partners' capital:
  General Partners:
   Capital contributions                                    1               1
   Cumulative net income                                   85              82
   Cumulative cash distributions                         (111)           (109)

  Limited Partners ($1,000 per Unit; 18,781
      Units issued):
   Capital contributions, net of offering costs        16,778          16,778
   Cumulative net income                               10,695          10,388
   Cumulative cash distributions                      (23,082)        (22,880)
                                                   ----------       ---------
      Total partners' capital                           4,366           4,260
                                                   ----------       ---------
                                                   $    4,507       $   4,398
                                                   ==========       =========








                           See accompanying notes.

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND, LP

                             STATEMENTS OF INCOME
              For the years ended August 31,1996, 1995 and 1994
                     (In thousands, except per Unit data)

                                               1996        1995        1994
                                               ----        ----        ----
Revenues:
   Interest from mortgage loan              $     -     $   260      $  325
   Land rent                                      -          38          47
   Ground lease settlement                        -           -          21
   Interest earned on cash equivalents           13          24          29
                                            -------     -------      -------
                                                 13         322         422


Expenses:
   Management fees                               12          12          13
   General and administrative                   273         322         234
                                            -------     -------      ------
                                                285         334         247
                                            -------     -------      ------
Operating income (loss)                        (272)        (12)        175

Investment property held for sale:
  Income from investment property
   held for sale, net                           582          98           9
  Gain on sale of investment property             -           -         175
                                            -------     -------      ------
                                                582          98         184
                                            -------     -------      ------
Net income                                  $   310     $    86      $  359
                                            =======     =======      ======


Net income per
   Limited Partnership Unit                 $ 16.35     $  4.54      $18.92
                                            =======     =======      ======

Cash distributions per
   Limited Partnership Unit                 $ 10.76     $ 11.76      $82.84
                                            =======     =======      ======



   The above net income and cash distributions per Limited Partnership Unit are based upon the 18,781 Units of Limited Partnership Interest outstanding during each year.











                           See accompanying notes.

                  PAINE WEBBER QUALIFIED PLAN PROPERTY FUND, LP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
               For the years ended August 31, 1996, 1995 and 1994
                                 (In thousands)


                                       General     Limited
                                       Partners    Partners        Total
                                       --------    --------        -----


Balance at August 31, 1993             $   (27)    $  5,623      $ 5,596

Cash distributions                          (2)      (1,556)      (1,558)

Net income                                   4          355          359
                                       --------     ---------     -------

Balance at August 31, 1994                 (25)       4,422        4,397

Cash distributions                          (2)        (221)        (223)

Net income                                   1           85          86
                                      --------      -------      -------

Balance at August 31, 1995                 (26)       4,286        4,260

Cash distributions                          (2)        (202)        (204)

Net income                                   3          307          310
                                      --------      -------      -------

Balance at August 31, 1996            $    (25)     $ 4,391      $ 4,366
                                      ========      =======      =======



















                           See accompanying notes.

                  PAINE WEBBER QUALIFIED PLAN PROPERTY FUND, LP

                            STATEMENTS OF CASH FLOWS
               For the years ended August 31, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                               1996       1995          1994
                                               ----       ----          ----

Cash flows from operating activities:
   Net income                               $   310     $    86        $  359
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
      Gain on sale of investment property         -           -          (175)
      Changes in assets and liabilities:
      Escrowed cash                             (87)         (3)          (50)
      Prepaid insurance                          (1)         (6)            7
      Accounts receivable                       178        (171)            1
      Accounts payable and accrued expenses      10         (31)           10
      Accounts payable - affiliates               -           1           (15)
      Accrued real estate taxes                   3          69           (39)
      Prepaid rent                              (10)         10             -
      Tenant security deposits                    -          18           (22)
                                           --------     -------       -------
         Total adjustments                       93        (113)         (283)
                                           --------     -------       -------
         Net cash provided by (used in)
           operating activities                 403         (27)           76

Cash flows from investing activities:
   Net proceeds from sale of investment
      property                                    -           -         1,587
   Purchase of land                             (46)          -             -
                                           --------    --------       -------
         Net cash (used in) provided by
            investing activities                (46)          -         1,587

Cash flows from financing activities:
   Distributions to partners                   (204)       (223)       (1,558)
                                          ---------   ----------     --------

Net increase (decrease) in cash and
   cash equivalents                             153        (250)          105

Cash and cash equivalents,
   beginning of year                            223         473           368
                                          ---------     -------      --------

Cash and cash equivalents, end of year    $     376   $     223    $      473
                                          =========   =========    ==========









                           See accompanying notes.

                 PAINEWEBBER QUALIFIED PLAN PROPERTY FUND LP
                        Notes to Financial Statements





1.   Organization and Nature of Operations

      Paine Webber Qualified Plan Property Fund, LP (the "Partnership") is a limited partnership organized pursuant to the laws of the State of Delaware for the purpose of investing in a diversified portfolio of existing income-producing real properties through land purchase-leaseback transactions and first mortgage loans. The Partnership sold $18,781,000 in Limited Partnership Units (18,781 Units at $1,000 per Unit) from October 1, 1981 to September 30, 1982 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The net proceeds from the offering of Limited Partnership Units were originally invested in land and first mortgage loans with respect to four operating properties. Through August 31, 1996, the Partnership had been prepaid on or had sold its interests in three of these investments. The Partnership's remaining investment is a wholly-owned shopping center property located in Bedford, Texas. As discussed further in Note 4, the Partnership assumed ownership of the Harwood Village Shopping Center on June 19, 1995 as a result of foreclosure proceedings initiated due to a default on the Partnership's mortgage loan. Subsequent to obtaining ownership of the Harwood Village Shopping Center, the Partnership began to market the property for sale with a goal of completing a sale and liquidation of the Partnership by the end of calendar year 1996. As discussed further in Note 4, the Partnership had the property under contract for sale twice during fiscal 1996. However, neither sale was completed due to problems with the potential buyers' financing plans. Management is currently soliciting new offers through further marketing efforts and now hopes to complete a sale of the property and a liquidation of the Partnership during calendar year 1997. There are no assurances, however, that such a liquidation will be completed within this time frame.

2.   Use of Estimates and Summary of Significant Accounting Policies

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of August 31, 1996 and 1995 and revenues and expenses for each of the three years in the period ended August 31, 1996. Actual results could differ from the estimates and assumptions used.

      Investment property held for sale at August 31, 1996 and 1995 represents an asset acquired by the Partnership through foreclosure proceedings on a first mortgage loan (see Note 4). The Partnership's policy is to carry this asset at the lower of cost or estimated fair value (net of selling expenses). The Partnership's cost basis is equal to the fair value of the asset at the date of foreclosure. Declines in the estimated fair value of the asset subsequent to foreclosure would be recorded through the use of a valuation allowance. All costs incurred to hold the asset are charged to expense and no depreciation expense is recorded.

      Escrowed cash on the accompanying balance sheets consists of cash reserved for real estate taxes, insurance premiums and tenant security deposits.

      For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of ninety days or less to be cash equivalents.

      The cash and cash equivalents, escrowed cash, accounts receivable, accounts payable and accrued expenses, accounts payable - affiliates and accrued real estate taxes appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of these assets and liabilities approximates their fair value as of August 31, 1996 due to the short-term maturities of these instruments.

      No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

3.   The Partnership Agreement and Related Party Transactions

      The Managing General Partner of the Partnership is First Qualified Properties, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber"). The Associate General Partner is Properties Associates, a Massachusetts general partnership, with certain general partners who are also officers of the Adviser and the Managing
    General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by PaineWebber Properties Incorporated (the "Adviser") pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber.

      The General Partners, the Adviser and PWI receive fees and compensation determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management and disposition of Partnership investments. In connection with investing Partnership capital, the Adviser received acquisition fees paid by the borrowers and sellers. The Adviser may receive a commission in an amount not yet determinable, upon the disposition of certain Partnership investments.

      All distributable cash, as defined, for each fiscal year is distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners. Residual proceeds resulting from disposition of Partnership investments will be distributed generally 85% to the Limited Partners and 15% to the General Partners, after the prior receipt by the Limited Partners of their original capital contributions and a cumulative annual return of 15% based upon a Limited Partner's adjusted capital contributions, as defined in the Partnership Agreement.

      Pursuant to the terms of the Partnership Agreement, any taxable income or tax loss of the Partnership will be allocated 99% to the Limited Partners and 1% to the General Partners. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss. Taxable income arising from disposition of Partnership investments will be allocated to the Limited and General Partners generally as residual proceeds are distributed. Tax losses arising from disposition of Partnership investments and taxable income for which there are no residual proceeds will be allocated 99% to the Limited Partners and 1% to the General Partners.

      Under the advisory contract, the Adviser has specific management responsibilities; to administer the day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the General Partners. The Adviser is paid a basic management fee (6% of adjusted cash flow) and an incentive management fee (3% of adjusted cash flow subordinated to a non-cumulative annual return to the Limited Partners equal to 10% based upon their adjusted capital contributions) for services rendered. The Adviser earned basic management fees of $12,000, $12,000 and $13,000 for the years ended August 31, 1996, 1995 and 1994, respectively. No incentive management fees have been earned to date. Accounts payable - affiliates at both August 31, 1996 and 1995 consist of management fees of $3,000 payable to the Adviser.

      Included in general and administrative expenses for the years ended August 31, 1996, 1995 and 1994 is $90,000, $112,000 and $98,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins"), an affiliate of the Managing General Partner, for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned $2,000 (included in general and administrative expenses) for managing the Partnership's cash assets for each of the years ended August 31, 1996, 1995 and 1994.

4.   Investment Property Held for Sale

      In September 1982, the Partnership purchased the land underlying the Harwood Village Shopping Center for $500,000 and issued a mortgage loan in the amount of $3,418,000 to the owner of the shopping center. The land was leased back to the owner of the shopping center pursuant to the terms of a ground lease. The loan was secured by a first mortgage on the property, the owner's leasehold interest in the land and an assignment of all tenant leases. Interest was payable monthly and the principal was due at maturity, on September 1, 1992. The Partnership notified the borrower that the loan would be called at its maturity date, however, the borrower was unable to repay the obligation at that time. Subsequently, the Partnership agreed to grant the borrower a seven-month extension under a forbearance agreement on substantially the same terms as the original loan while they attempted to complete a sale or refinancing that would enable them to repay the obligation to the Partnership. Effective April 1, 1993, the Partnership granted the borrower a second extension of the forbearance agreement to March 31, 1994 in an effort to give the borrower additional time to complete the sale or refinancing. Under the terms of the agreement, the loan continued to bear interest, payable monthly, at 9.5%. In addition, the borrower was required to make additional payments of $5,000 for each month during the extension period, to be applied first against legal and other costs incurred by the Partnership associated with the agreement, second to accrued interest and principal on a $25,000 deferred payment allowed in fiscal 1990, and third to the principal balance of the loan. As part of the terms of the forbearance agreement, the base amount beyond which the Partnership shared in the appreciation in value of the underlying property under the terms of the ground lease was to be reduced by $125,000 for every three months that the loan was outstanding subsequent to April 1, 1993.

      The borrower did not repay the mortgage loan obligation due at March 31, 1994, and the forbearance agreement was not extended. During fiscal 1994, the Partnership commenced the process of pursuing its legal remedies under the loan documents while engaging in negotiations for a possible third forbearance agreement. On November 15, 1994, when negotiations regarding a third forbearance agreement reached an impasse, the Partnership commenced foreclosure proceedings. On December 2, 1994, the borrower filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy proceeding stopped the foreclosure sale of the shopping center which had been scheduled for December 6, 1994. On December 21, 1994, the borrower filed a plan of reorganization with the Bankruptcy Court. In this plan, the borrower proposed to extend the maturity date of the mortgage loan and to purchase the Partnership's interest in the land on which the shopping center is located. The Partnership objected to the borrower's plan of reorganization and filed a motion to dismiss the bankruptcy proceeding. As a result of these actions, the Partnership was successful in negotiating a settlement with the borrower, subject to Bankruptcy Court approval, whereby the borrower would transfer title to the shopping center to the Partnership, assign its interest in the tenant leases to the Partnership and dismiss the bankruptcy proceeding. As part of the settlement, the Partnership agreed to allow expenses of approximately $34,000 to be paid out of property cash flow to cover certain deferred management fees and payments to the borrower's unsecured creditors. On June 19, 1995, the Bankruptcy Court approved the settlement agreement and the Partnership assumed the title to the property.

      The Harwood Village Shopping Center consists of 86,300 net rentable square feet and is located in Bedford, Texas (suburban Dallas). The Adviser has employed a local management company to operate the property on the Partnership's behalf. As noted above, prior to the foreclosure transaction the Partnership's investments in Harwood Village consisted of a 9.5% mortgage loan in the amount of $3,418,000 and land with a cost basis of $500,000 which was subject to a ground lease. Annual rent due under the terms of the ground lease totalled $47,500. The Partnership complies with the guidelines set forth in the Statement of Position entitled "Accounting for Foreclosed Assets," issued by the American Institute of Certified Public Accountants, to account for its investment properties acquired through foreclosures. Under the Statement of Position, a foreclosed asset is recorded at the lower of cost or estimated fair value, reduced by the estimated costs to sell the asset. Cost is defined as the fair value of the asset at the date of the foreclosure. Management believed that the fair value of the Harwood Village Shopping Center was approximately equal to the aggregate carrying value of the Partnership's land and mortgage loan investments at the date of the foreclosure, of $3,918,000. Accordingly, such carrying values were reclassified to investment property held for sale on the Partnership's balance sheet as of the date of foreclosure. During fiscal 1996, the Partnership purchased an additional out-parcel of land adjacent to the Harwood Village property for $46,000 which is included in the balance of investment property held for sale as of August 31, 1996. Declines in the estimated fair value of the asset subsequent to foreclosure would be recorded through the use of a valuation allowance. Subsequent increases in the estimated fair value of the asset result in a reduction in the valuation allowance, but not below zero. There is no valuation allowance on the Harwood Village property on the accompanying balance sheets as of August 31, 1996 and 1995.

      During the quarter ended May 31, 1996, the Partnership signed a letter of intent to sell the Harwood Village Shopping Center to an unrelated third party for $4,925,000. The sale remained subject to, among other things, the negotiation of a definitive sales agreement, the satisfactory completion of the buyer's due diligence and the buyer's ability to obtain financing. During the fourth quarter of fiscal 1996, due to the buyer's inability to obtain the required financing, the sale transaction was not able to be completed. Subsequently, management reviewed offers from other potential buyers and executed a sales contract with a new buyer in August 1996 at a sales price of $4,700,000. This sale transaction was subject to the satisfactory completion of due diligence, which was to be completed by September 30, 1996. At the end of the due diligence period, the prospective buyer requested an extension of the due diligence period to finalize its financing plans and to conduct additional environmental testing at the property. Management was willing to grant such an extension only if the prospective buyer was willing to make its deposit non-refundable and subject to forfeiture in the event that the sale did not close subsequent to the extension period. The prospective buyer did not agree to the terms of the extension, and the sales contract was terminated. Presently, management is soliciting new offers through further marketing efforts and new hopes to complete a sale of the property during calendar year 1997. However, since no definitive agreement has been signed to date, there can be no assurances that a sale transaction will be completed. If a sale does occur, it would be followed by a liquidation of the Partnership.

      The Partnership records income from the investment property held for sale in the amount of the difference between the property's gross revenues and property operating expenses (including leasing costs and improvement expenses), taxes and insurance. Summarized operating results for Harwood Village for the year ended August 31, 1996 and the period from June 19, 1995 (the effective date of foreclosure) to August 31, 1995 are as follows (in thousands):
                                                         1996      1995
                                                         ----      ----
      Revenues:
        Rental revenues and expense recoveries          $  811   $   146

      Expenses:
        Property operating expenses                         84         6
        Property taxes and insurance                       115        22
        Bad debt expense                                     -        16
        Management fees                                     30         4
                                                         -----   -------
                                                           229        48
                                                         -----   ---=---
      Income from investment property held for
           sale, net                                    $  582   $    98
                                                         =====   =======

5.  Sale of Investment Property

      On December 2, 1986, the Partnership foreclosed on the mortgage loan and ground lease secured by the Peoples Bank Office Building due to nonpayment of the required interest and land rent payments. Subsequent to the foreclosure, the Partnership owned the property directly and operated it using the services of a local management company. The office building is comprised of 72,400 net rentable square feet and is located in Dallas, Texas. On October 8, 1993, the Partnership sold the Peoples Bank Office Building for $1,650,000. Net proceeds from the sale, after closing costs, totalled approximately $1,587,000. The net proceeds exceeded the carrying value of the investment, which was net of an allowance for possible investment loss of $2,310,000, and resulted in a gain on the sale of approximately $175,000. Approximately $250,000 of the net proceeds were added to cash reserves to ensure that the Partnership has sufficient liquidity to conduct its business through its anticipated liquidation. The remaining net proceeds were paid out to the Limited Partners through a special distribution of $71 per original $1,000 investment in January 1994.

      Operating income, net of expenses from the People's Bank property for fiscal 1994 (through the date of sale) is comprised of the following revenues and expenses (in thousands):

                                                 1994
                                                 ----

      Revenues:
        Rental revenues and other income       $   49

      Expenses:
        Property operating expenses                40
                                               ------

      Income from investment
        property held for sale, net            $    9
                                               ======

6.    Ground Lease Settlement

      On November 3, 1986, the owners of the Post Oak Apartments, located in Louisville, Kentucky, refinanced the property, which was subject to a first mortgage and a ground lease held by the Partnership, with the Partnership's consent. From the refinancing proceeds, the Partnership received $2,800,000 for the repayment of its mortgage loan and $400,000 for the effective sale of the underlying land, which had a cost basis to the Partnership of $300,000. Under the terms of the refinancing agreement, the Partnership was still entitled in the future to its share of sale or refinancing proceeds above $4,967,500 in accordance with the terms of the ground lease, as amended. During fiscal 1994, the Partnership received written notice from the owners of the Post Oak Apartments that they intended to exercise their purchase option at a price of approximately $5,023,000. After applying the 37.5% participation rate, the proceeds due to the Partnership from the ground lease settlement amounted to $21,000, which the Partnership received in May 1994. As a result of this settlement of the Partnership's remaining interest in the ground lease, the Partnership no longer holds any interest in the Post Oak property.

7.  Leases

      The Partnership leases retail space at the Harwood Village Shopping Center under operating leases which provide for fixed minimum rents and reimbursements of certain operating costs. Rental revenues are recognized on a straight-line basis over the life of the related lease. Minimum future rental revenues to be received by the Partnership under noncancellable operating leases are as follows (in thousands):

            1997            $   612
            1998                591
            1999                515
            2000                388
            2001                329
            Thereafter        1,023
                            -------
                            $ 3,458
                            =======

      Rental income of approximately $100,000 and $21,000 was received from a lease with Minyard Food Stores, Inc. for the year ended August 31, 1996 and the period June 19, 1995 to August 31, 1995, respectively. Such amounts comprised 16% of total base rental income for each of those periods. No other tenant accounted for more than 10% of the Partnership's rental income during these periods.

8.  Contingencies

      In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber
     Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including First Qualified Properties, Inc. and Properties Associates ("PA"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

      The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in PaineWebber Qualified Plan Property Fund LP, PaineWebber, First Qualified Properties, Inc. and PA
     (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the
     Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in PaineWebber Qualified Plan Property Fund LP, also alleged that following the sale of the partnership interests, PaineWebber, First Qualified Properties, Inc. and PA misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber, First Qualified Properties, Inc. and PA violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the partners of the General Partner, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement is scheduled to continue in November 1996.

      Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation described above. However, PaineWebber has agreed not to seek indemnification for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements.

9.   Subsequent Event

      On October 15, 1996, the Partnership distributed $510 to the General Partners and $50,521 to the Limited Partners for the quarter ended August 31, 1996.

Schedule III - Real Estate Owned

                      PAINE WEBBER QUALIFIED PLAN PROPERTY FUND, LP
                                 August 31, 1996

                Original
                Cost Basis of           Gross Amount
                Investment              at Which Carried
                to                      at Close of         Date of         Size of
Description     Partnership (A)         Period (A)          Investment      Investment
-----------     ------------            ----------          ----------      ----------

Shopping        $ 3,918                 $  3,964            9/27/82         86,300
Center                                                                      leasable
Bedford, TX                                                                 square feet on
                                                                            6.9 acres
                -------                 --------
                $ 3,918                 $  3,964
                =======                 ========


Notes:

(A) These amounts represent the initial cost to the Partnership of the remaining investment and the gross amount at which the investment is carried on the balance sheet at August 31, 1996. The cost basis of the investment for federal income tax purposes is $3,964,000.

(B) Reconciliation of real estate owned:

                                              1996       1995         1994
                                              ----       ----         ----

   Balance at beginning of year             $ 3,918    $    500     $  4,310
   Additions during the year (1)                 46       3,418            -
   Sales/Dispositions during the year (2)         -           -       (3,810)
                                            -------    --------     --------
      Balance at end of year                $ 3,964    $  3,918     $    500
                                            =======    ========     ========


(1) The Partnership originally owned the land underlying the shopping center in Bedford, Texas, and had made a first mortgage loan secured by the operating property. As of September 1, 1992, the borrower defaulted on its obligation to repay the principal and outstanding accrued interest on the mortgage loan. The Partnership agreed to grant the borrower an extension to March 31, 1994 on substantially the same terms as the original loan while they attempted to complete a sale or refinancing that would enable them to repay the obligation to the Partnership. The borrower did not repay the mortgage loan obligation due at March 31, 1994, and the forbearance agreement was not extended. On December 2, 1994, the borrower filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code. As a result of these actions, the Partnership was successful in negotiating a settlement with the borrower, whereby the borrower would transfer title to the shopping center to the Partnership, assign its interest in the tenant leases to the Partnership and dismiss the bankruptcy proceeding. On June 19, 1995, the Bankruptcy Court approved the settlement and the Partnership assumed title to the property. During fiscal 1996, the Partnership purchased an additional out-parcel of land adjacent to the Harwood Village property for $46,000, which is included in the balance of investment property held for sale as of August 31, 1996. See Note 4 to the accompanying financial statements for a further discussion.

(2) The Partnership foreclosed on the mortgage loan secured by the Peoples Bank Office Building property on December 2, 1986. As discussed in Note 5 to the accompanying financial statements, the property, which had a gross cost basis of $3,810,000, was sold on October 8, 1993, and the Partnership received net sale proceeds of approximately $1,587,000.