Form 10-Q
period 1996-11-30
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND LP
filed 1997-01-14
CIK 352723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------


                                    FORM 10-Q


    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X .          No .
                                      ----

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND, LP

                                BALANCE SHEETS
              November 30, 1996 and August 31, 1996 (Unaudited)
                               (In thousands )

                                    ASSETS

                                                   November 30      August 31
                                                   -----------      ---------

Investment property held for sale                   $   3,964       $   3,964
Cash and cash equivalents                                 391             376
Escrowed cash                                             155             140
Accounts receivable                                        19              20
Prepaid insurance                                           5               7
                                                    ---------       ---------
                                                    $   4,534       $   4,507
                                                    =========       =========


                      LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses               $      34       $      48
Accounts payable - affiliates                               3               3
Accrued real estate taxes                                  99              72
Tenant security deposits                                   18              18
Total partners' capital                                 4,380           4,366
                                                    ---------       ---------
                                                    $   4,534       $   4,507
                                                    =========       =========


               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT
        For the three months ended November 30, 1996 and 1995 (Unaudited)
                                 (In thousands)

                                                        General    Limited
                                                        Partners   Partners
                                                        --------   --------

Balance at August 31, 1995                                $(26)    $ 4,286
Net income                                                   1          79
Cash distributions                                          (1)        (50)
                                                         -----     -------
Balance at November 30, 1995                             $ (26)    $ 4,315
                                                         =====     =======

Balance at August 31, 1996                               $ (25)    $ 4,391
Net income                                                   -          65
Cash distributions                                          (1)        (50)
                                                         -----     -------
Balance at November 30, 1996                             $ (26)    $ 4,406
                                                         =====     =======




                           See accompanying notes.

                  PAINE WEBBER QUALIFIED PLAN PROPERTY FUND, LP
                              STATEMENTS OF INCOME
        For the three months ended November 30, 1996 and 1995 (Unaudited)
                     (In thousands, except per Unit amounts)

                                                   1996        1995
                                                   ----        ----


Revenues:
   Interest earned on short-term investments     $   5       $    2
                                                 -----       ------
                                                     5            2

Expenses:
   Management fees                                   3            3
   General and administrative                       42           49
                                                 -----       ------
                                                    45           52
                                                 -----       ------

Operating loss                                     (40)        (50)

Income from operations of investment
   property held for sale, net                     105          130
                                                ------       ------

Net income                                       $  65       $   80
                                                 =====       ======

Net income per Limited
  Partnership Unit                                $3.43       $4.26
                                                  =====       =====

Cash distributions per Limited
  Partnership Unit                                $2.69       $2.69
                                                  =====       =====


   The above per Limited Partnership Unit information is based upon the 18,781 Units of Limited Partnership Interest outstanding for each period.




















                             See accompanying notes.

                  PAINE WEBBER QUALIFIED PLAN PROPERTY FUND, LP

                            STATEMENTS OF CASH FLOWS
        For the three months ended November 30, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                            1996        1995
                                                            ----        ----
Cash flows from operating activities:
   Net income                                           $      65   $      80
   Adjustments to reconcile net income to
   net cash provided by operating activities:
    Changes in assets and liabilities:
      Escrowed cash                                           (15)        (60)
      Accounts receivable                                       1         160
      Prepaid insurance and other assets                        2          (4)
      Accounts payable and accrued expenses                   (14)         (7)
      Accrued real estate taxes                                27          27
      Tenant security deposits and other liabilities            -          18
                                                        ---------   ---------
         Total adjustments                                      1         134
                                                        ---------   ---------
         Net cash provided by operating activities             66         214

Cash flows from financing activities:
   Distributions to partners                                  (51)        (51)
                                                        ---------   ---------

Net increase in cash and cash equivalents                      15         163

Cash and cash equivalents, beginning of period                376         223
                                                        ---------   ---------

Cash and cash equivalents, end of period                $     391   $     386
                                                        =========   =========

























                             See accompanying notes.

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND, LP
                        Notes to Financial Statements
                                 (Unaudited)





1.   General
     -------

     The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended August 31, 1996. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of November 30, 1996 and August 31, 1996 and revenues and expenses for the three months ended November 30, 1996 and 1995. Actual results could differ from the estimates and assumptions used.

2. Related Party Transactions
   --------------------------

     The Adviser earned management fees of $3,000 for both of the three-month periods ended November 30, 1996 and 1995.

     Included in general and administrative expenses for both of the three-month periods ended November 30, 1996 and 1995 is $23,000, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

3. Investment Property Held for Sale and Potential Partnership Liquidation
   -----------------------------------------------------------------------

     As discussed further in the Partnership's fiscal 1996 Annual Report, on June 19, 1995 the Partnership foreclosed under the terms of the mortgage loan secured by the Harwood Village Shopping Center. The property consists of 86,300 net rentable square feet and is located in Bedford, Texas (suburban Dallas). The Adviser has employed a local management company to operate the property on the Partnership's behalf since assuming ownership. Prior to the foreclosure transaction, the Partnership's investments in Harwood Village had consisted of a 9.5% mortgage loan in the amount of $3,418,000 and land with a cost basis of $500,000 which was subject to a ground lease. Annual rent due under the terms of the ground lease totalled $47,500.

     The Partnership complies with the guidelines set forth in the Statement of Position entitled "Accounting for Foreclosed Assets," issued by the American Institute of Certified Public Accountants, to account for its investment properties acquired through foreclosure. Under the Statement of Position, a foreclosed asset is recorded at the lower of cost or estimated fair value, reduced by the estimated costs to sell the asset. Cost is defined as the fair value of the asset at the date of the foreclosure. At the date of the foreclosure, management believed that the fair value of the Harwood Village Shopping Center was approximately equal to the aggregate carrying value of the Partnership's land and mortgage loan investments, of $3,918,000. Accordingly, such carrying values were reclassified to investment property held for sale as of the date of foreclosure. During fiscal 1996, the Partnership purchased an additional out-parcel of land adjacent to the Harwood Village property for $46,000, which is included in the balance of investment property held for sale as of November 30, 1996. Declines in the estimated fair value of the asset subsequent to foreclosure are recorded through the use of a valuation allowance. Subsequent increases in the estimated fair value of the asset result in a reduction in the valuation allowance, but not below zero. All costs incurred to hold the asset are charged to expense and no depreciation expense is recorded.

     During the quarter ended May 31, 1996, the Partnership signed a letter of intent to sell the Harwood Village Shopping Center to an unrelated third party for $4,925,000. The sale remained subject to, among other things, the negotiation of a definitive sales agreement, the satisfactory completion of the buyer's due diligence and the buyer's ability to obtain financing. During the fourth quarter of fiscal 1996, due to the buyer's inability to obtain the required financing, the sale transaction was not able to be completed. Subsequently, management reviewed offers from other potential buyers and executed a sales contract with a new buyer in August 1996 at a sales price of $4,700,000. This sale transaction was also subject to the satisfactory completion of due diligence, which was to be completed by September 30, 1996. At the end of the due diligence period, the prospective buyer requested an extension of the due diligence period. Management was willing to grant such an extension only if the prospective buyer was willing to make its deposit non-refundable and subject to forfeiture in the event that the sale did not close subsequent to the extension period for any reason other than financing. The prospective buyer did not agree to the terms of the extension, and the sales contract was terminated. During the first quarter of fiscal 1997, management again evaluated other offers and solicited new offers through further marketing efforts. As a result of these efforts, management identified a new third-party prospective buyer and, subsequent to November 30, 1996, signed a contract to sell the property for $4,300,000. As with the prior offers, this agreement is subject to the satisfactory completion of due diligence, as well as the buyer's ability to secure financing. The prospective buyer has until February 16, 1997 to complete its due diligence, which will include a Phase II environmental evaluation of the property, and to secure a financing commitment. This prospective buyer would then have an additional 30 days to close the transaction. A Phase I environmental evaluation of the Harwood Village property performed in November 1996 recommended that additional testing be conducted due to potential concerns regarding possible soil and ground water contamination from an adjacent site. No conclusions regarding the existence of any possible contamination can be made until the additional testing is completed. Management hopes to complete a sale of the property during calendar year 1997, however, due to the outstanding contingencies, there can be no assurances that a sale transaction will be completed. If a sale does occur, it would be followed by a liquidation of the Partnership.

     The Partnership records income from the investment property held for sale in the amount of the difference between the property's gross revenues and property operating expenses (including leasing costs and improvement expenses), taxes and insurance. Summarized operating results for the Harwood Village Shopping Center for the three-month periods ended November 30, 1996 and 1995 are as follows (in thousands):

                                                1996              1995
                                                ----              ----

     Rental revenues and expense recoveries   $ 170              $  178

     Property operating expenses                 29                  13
     Property taxes and insurance                29                  29
     Management fees                              7                   6
                                              -----              ------
                                                 65                  48
                                              -----              ------
     Income from investment property
       held for sale, net                     $ 105              $  130
                                              =====              ======

4. Contingencies
   --------------

     As discussed in more detail in the Annual Report, the Partnership is involved in certain legal actions. At the present time, the General Partner is unable to estimate the impact, if any, of these matters on the Partnership's financial statements, taken as a whole.
     .

                 PAINE WEBBER QUALIFIED PLAN PROPERTY FUND LP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      As discussed further in the Annual Report, management began active marketing efforts for the Harwood Village Shopping Center in February 1996. During the quarter ended May 31, 1996, the Partnership signed a letter of intent to sell the Harwood Village Shopping Center to an unrelated third party for $4,925,000. The sale remained subject to, among other things, the negotiation of a definitive sales contract, the satisfactory completion of the buyer's due diligence and the buyer's ability to obtain financing. During the fourth quarter of fiscal 1996, due to the buyer's inability to obtain the required financing, the sale transaction was not able to be completed. Subsequently, management reviewed offers from other potential buyers and executed a sales contract with a new buyer in August 1996 at a sales price of $4,700,000. This sale transaction was also subject to the satisfactory completion of due diligence, which was to be completed by September 30, 1996. Prior to September 30, 1996, the prospective buyer requested an extension of the due diligence period. Management was willing to grant such an extension only if the prospective buyer was willing to make a non-refundable deposit which would be subject to forfeiture in the event that the sale did not close subsequent to the extension period for any reason other than financing. The prospective buyer did not agree to the terms of the extension, and the sales contract was terminated.

      During the first quarter of fiscal 1997, management again solicited new offers through further marketing efforts and subsequent to November 30, 1996, signed a contract with a new prospective buyer to sell the property for $4,300,000. As with the prior offers, this agreement is subject to the satisfactory completion of due diligence as well as the buyer's ability to secure financing. The prospective buyer has until February 16, 1997 to complete its due diligence, which will include a Phase II environmental evaluation of the property, and to secure a financing commitment. This prospective buyer would then have an additional 30 days to close the transaction. A Phase I environmental evaluation of the Harwood Village property performed in November 1996 recommended that additional testing be conducted due to potential concerns regarding possible soil and ground water contamination from an adjacent site. No conclusions regarding the existence of any possible contamination can be made until the additional testing is completed. The reductions in the three contracted sales prices which have been negotiated over the past nine months is symptomatic of a general trend in values for retail shopping centers in many markets due to certain consolidations and bankruptcies among retailers which have led to an oversupply of space and the generally flat rate of growth in overall retail sales. Nonetheless, management continues to believe that a current sale of the property would be in the best interests of the Limited Partners.

      Management hopes to complete a sale of the Harwood Village property during calendar year 1997, however, due to the outstanding contingencies, there are no assurances that this sale transaction will be completed. A sale of the property would be followed by a liquidation of the Partnership. Assuming that the current sale contract is consummated, it is currently anticipated that the potential liquidating distribution would be approximately $214 per original $1,000 investment.

      During the quarter ended November 30, 1996, the leasing team at Harwood Village North Shopping Center renewed the last of the ten leases that expired in fiscal year 1996. The Center continues to be 98% leased at November 30, 1996, unchanged from the quarter ended August 30, 1996. The property's leasing team is currently working on the only lease that comes up for renewal during fiscal year 1997, a 4,000 square foot tenant that is expected to renew upon the expiration of its current lease on March 31, 1997.

      As of November 30, 1996, the Partnership had cash and cash equivalents of $391,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership and distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash flow generated from the operations of the Harwood Village property and from the eventual sale of the operating investment property, as discussed further above. Upon the sale of the Harwood Village North Shopping Center, the Partnership will be liquidated and a final distribution, including any remaining cash reserves after payment of all liquidation-related expenses, will be made to the Limited Partners.

Results of Operations
Three Months Ended November 30, 1996
-----------------------------------

      The Partnership reported net income of $65,000 for the three months ended November 30, 1996, compared to net income of $80,000 for the same period in the prior year. This decrease in the Partnership's net income resulted from a decrease in the Partnership's income from the operations of the investment property held for sale, which was partially offset by a decrease in the Partnership's operating loss. Income from the operations of the investment property held for sale decreased by $25,000 primarily due to higher leasing commissions paid in the current period and a slight decrease in rental income.

      The decrease in the Partnership's operating loss resulted from a $3,000 increase in interest income and a $7,000 decrease general and administrative expenses. Interest income increased due a higher average invested cash reserve balance during the current period while general and administrative expenses declined due to a decrease in certain required professional fees.

                                   PART II
                              Other Information

Item 1. Legal Proceedings

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

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and a ruling by the court as a result of this final hearing is currently pending.

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

                              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND, LP



                              By:  FIRST QUALIFIED PROPERTIES, INC.
                                           General Partner



                            By: /s/ Walter V. Arnold
                                ----------------------
                                Walter V. Arnold
                                Senior Vice President and Chief
                                Financial Officer




Dated:  January 13, 1997