Form 10-Q
period 1997-02-28
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND LP
filed 1997-04-14
CIK 352723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------


                                    FORM 10-Q


    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended February 28, 1997

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

                                BALANCE SHEETS
              February 28, 1997 and August 31, 1996 (Unaudited)
                                (In thousands)

                                    ASSETS

                                                  February 28      August 31
                                                  -----------      ---------

Investment property held for sale                   $   3,964       $   3,964
Cash and cash equivalents                                 438             376
Escrowed cash                                              79             140
Accounts receivable                                        24              20
Prepaid insurance                                           2               7
                                                    ---------       ---------
                                                    $   4,507       $   4,507
                                                    =========       =========


                      LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses              $       62       $      48
Accounts payable - affiliates                               3               3
Accrued real estate taxes                                  20              72
Tenant security deposits                                   18              18
Partners' capital                                       4,404           4,366
                                                   ----------       ---------
                                                   $    4,507       $   4,507
                                                   ==========       =========


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
  For the six months ended February 28, 1997 and February 29, 1996 (Unaudited)
                                 (In thousands)

                                                        General    Limited
                                                        Partners   Partners
                                                        --------   --------

Balance at August 31, 1995                               $ (26)    $ 4,286
Net income                                                   1         108
Cash distributions                                          (1)       (101)
                                                         -----     -------
Balance at February 29, 1996                             $ (26)    $ 4,293
                                                         =====     =======

Balance at August 31, 1996                               $ (25)    $ 4,391
Net income                                                   1         139
Cash distributions                                          (1)       (101)
                                                         -----     -------
Balance at February 28, 1997                             $ (25)    $ 4,429
                                                         =====     =======




                           See accompanying notes.

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND, LP
                             STATEMENTS OF INCOME
  For the three and six months ended February 28, 1997 and February 29, 1996
                                 (Unaudited)
                   (In thousands, except per Unit amounts)

                                      Three Months Ended     Six Months Ended
                                        February 28/29,        February 28/29,
                                     -------------------     -----------------
                                      1997        1996         1997     1996
                                      ----        ----         ----     ----

Revenues:
   Interest earned on
     short-term investments          $    5     $    3       $  10     $    5


Expenses:
   Management fees                       3           3           6          6
   General and administrative           49          70          91        119
                                     -----      ------       -----     ------
                                        52          73          97        125
                                     -----      ------       -----     ------

Operating loss                         (47)        (70)        (87)      (120)

Income from operations of investment
   property held for sale, net         122          99         227        229
                                     -----      ------       -----     ------

Net income                           $  75      $   29       $ 140     $  109
                                     =====      ======       =====     ======

Net income per Limited
  Partnership Unit                   $3.94       $1.49       $7.37     $5.75
                                     =====       =====       =====     =====

Cash distributions per Limited
  Partnership Unit                    $2.69       $2.69        $5.38     $5.38
                                      =====       =====        =====     =====


   The above per Limited Partnership Unit information is based upon the 18,781 Units of Limited Partnership Interest outstanding for each period.

















                             See accompanying notes.

                  PAINE WEBBER QUALIFIED PLAN PROPERTY FUND, LP

                            STATEMENTS OF CASH FLOWS
  For the six months ended February 28, 1997 and February 29, 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                           1997        1996
                                                           ----        ----
Cash flows from operating activities:
   Net income                                          $      140   $     109
   Adjustments to reconcile net income to
   net cash provided by operating activities:
    Changes in assets and liabilities:
      Escrowed cash                                            61         (37)
      Accounts receivable                                      (4)        176
      Prepaid insurance and other assets                        5         (14)
      Accounts payable and accrued expenses                    14         (24)
      Accrued real estate taxes                               (52)        (51)
      Tenant security deposits and other liabilities            -          (2)
                                                       ----------   ---------
         Total adjustments                                     24          48
                                                       ----------   ----------
         Net cash provided by operating activities            164         157

Cash flows from financing activities:
   Distributions to partners                                 (102)       (102)
                                                       ----------   ---------

Net increase in cash and cash equivalents                      62          55

Cash and cash equivalents, beginning of period                376         223
                                                       ----------   ---------

Cash and cash equivalents, end of period               $      438   $     278
                                                       ==========   =========

























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

     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of February 28, 1997 and August 31, 1996 and revenues and expenses for the three and six months ended February 28, 1997 and February 29, 1996. Actual results could differ from the estimates and assumptions used.

2. Related Party Transactions

     The Adviser earned management fees of $6,000 for both of the six-month periods ended February 28, 1997 and February 29, 1996.

     Included in general and administrative expenses for the six-month periods ended February 28, 1997 and February 29, 1996 is $46,000 and $49,000, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

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

     The Partnership complies with the guidelines set forth in the Statement of Position entitled "Accounting for Foreclosed Assets," issued by the American Institute of Certified Public Accountants, to account for its investment properties acquired through foreclosure. Under the Statement of Position, a foreclosed asset is recorded at the lower of cost or estimated fair value, reduced by the estimated costs to sell the asset. Cost is defined as the fair value of the asset at the date of the foreclosure. At the date of the foreclosure, management believed that the fair value of the Harwood Village Shopping Center was approximately equal to the aggregate carrying value of the Partnership's land and mortgage loan investments, of $3,918,000. Accordingly, such carrying values were reclassified to investment property held for sale as of the date of foreclosure. During fiscal 1996, the Partnership purchased an additional out-parcel of land adjacent to the Harwood Village property for $46,000, which is included in the balance of investment property held for sale on the accompanying balance sheets. Declines in the estimated fair value of the asset subsequent to foreclosure are recorded through the use of a valuation allowance. Subsequent increases in the estimated fair value of the asset result in a reduction in the valuation allowance, but not below zero. All costs incurred to hold the asset are charged to expense and no depreciation expense is recorded.

     During the quarter ended May 31, 1996, the Partnership signed a letter of intent to sell the Harwood Village Shopping Center to an unrelated third party for $4,925,000. The sale remained subject to, among other things, the negotiation of a definitive sales agreement, the satisfactory completion of the buyer's due diligence and the buyer's ability to obtain financing. During the fourth quarter of fiscal 1996, due to the buyer's inability to obtain the required financing, the sale transaction was not able to be completed. Subsequently, management reviewed offers from other potential buyers and executed a sales contract with a new buyer in August 1996 at a sales price of $4,700,000. This sale transaction was also subject to the satisfactory completion of due diligence, which was to be completed by September 30, 1996. At the end of the due diligence period, the prospective buyer requested an extension of the due diligence period. Management was willing to grant such an extension only if the prospective buyer was willing to make its deposit non-refundable and subject to forfeiture in the event that the sale did not close subsequent to the extension period for any reason other than financing. The prospective buyer did not agree to the terms of the extension, and the sales contract was terminated. During the first quarter of fiscal 1997, management again evaluated other offers and solicited new offers through further marketing efforts. As a result of these efforts, management identified a new third-party prospective buyer and on January 2, 1997 signed a contract to sell the property for $4,300,000. Due to potential environmental concerns, the sales contract was amended on February 13, 1997 allowing the buyer additional time to complete due diligence and to secure financing. A Phase II environmental survey completed as part of the buyer's due diligence identified two contaminated locations which must be cleaned up near an existing dry cleaning tenant. This involves the removal of sections of the slab inside the dry cleaner's space and an area of the parking lot. It also involves the removal and proper disposal of contaminated soil as well as replacement of the slab in the dry cleaner's space and repairs to the parking lot. The total cost of this project is expected to be approximately $50,000. The Partnership has filed the necessary documents with the State of Texas and plans to begin cleanup as soon as the State approves the plan. Subsequent to the end of the quarter, the State approved the plan on April 7, 1997. After the work is finished, the State has 45 days to confirm the cleanup has been completed in accordance with the approved plan. The prospective buyer has indicated a willingness to close the sale after the cleanup is complete. Management hopes to complete a sale of the property during calendar year 1997. However, due to the outstanding contingencies, there can be no assurances that a sale transaction will be completed. If a sale does occur, it would be followed by a liquidation of the Partnership.

     The Partnership records income from the investment property held for sale in the amount of the difference between the property's gross revenues and property operating expenses (including leasing costs and improvement expenses), taxes and insurance. Summarized operating results for the Harwood Village Shopping Center for the three- and six-month periods ended February 28, 1997 and February 29, 1996 are as follows (in thousands):

                                      Three Months Ended     Six Months Ended
                                       February 28/29,         February 28/29,
                                     -------------------    -------------------
                                      1997        1996         1997     1996
                                      ----        ----         ----     ----

     Rental revenues and
        expense recoveries          $  182      $  221      $  352      $ 399

     Property operating expenses        16          86          45         99
     Property taxes and insurance       37          28          66         57
     Management fees                     7           8          14         14
                                    ------      ------      ------      -----
                                        60         122         125        170
                                    ------      ------      ------      -----
     Income from investment
       property held for
       sale, net                   $   122      $   99       $ 227      $ 229
                                   =======      ======       =====      =====

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

      During the first quarter of fiscal 1997, management again evaluated other offers and solicited new offers through further marketing efforts. As a result of these efforts, management identified a new third-party prospective buyer and on January 2, 1997 signed a contract to sell the property for $4,300,000. Due to potential environmental concerns, the sales contract was amended on February 13, 1997 allowing the buyer additional time to complete due diligence and to secure financing. A Phase II environmental survey completed as part of the buyer's due diligence identified two contaminated locations which must be cleaned up near an existing dry cleaning tenant. This involves the removal of sections of the slab inside the dry cleaner's space and an area of the parking lot. It also involves the removal and proper disposal of contaminated soil as well as replacement of the slab in the dry cleaner's space and repairs to the parking lot. The total cost of this project is expected to be approximately $50,000. The Partnership has filed the necessary documents with the State of Texas and plans to begin cleanup as soon as the State approves the plan. Subsequent to the end of the quarter, the State approved the plan on April 7, 1997. After the work is finished, the State has 45 days to confirm the cleanup has been completed in accordance with the approved plan. The prospective buyer has indicated a willingness to close the sale after the cleanup is complete.

      The reductions in the three contracted sales prices which have been negotiated over the past twelve months is symptomatic of a general trend in values for retail shopping centers in many markets due to certain consolidations and bankruptcies among retailers which have led to an oversupply of space and the generally flat rate of growth in overall retail sales. Nonetheless, management continues to believe that a current sale of the property would be in the best interests of the Limited Partners. Management hopes to complete a sale of the Harwood Village property during calendar year 1997. However, due to the outstanding contingencies, there are no assurances that this sale transaction will be completed. A sale of the property would be followed by a liquidation of the Partnership. Assuming that the current sale contract is consummated, it is currently anticipated that the potential liquidating distribution would be approximately $214 per original $1,000 investment.

      The Harwood Village North Shopping Center remained 98% leased at February 28, 1997, unchanged from the quarter ended November 30, 1996. During the quarter ended February 28, 1997, the property's leasing team was able to renew the only lease scheduled to come up for renewal during fiscal 1997. The lease covers 4,000 square feet and was renewed for a three-year term ending March 31, 2000.

      As of February 28, 1997, the Partnership had cash and cash equivalents of $438,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership and distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash flow generated from the operations of the Harwood Village property and from the eventual sale of the operating investment property, as discussed further above. Upon the sale of the Harwood Village North Shopping Center, the Partnership will be liquidated and a final distribution, including any remaining cash reserves after payment of all liquidation-related expenses, will be made to the Limited Partners.

Results of Operations
Three Months Ended February 28, 1997
------------------------------------

      The Partnership reported net income of $75,000 for the three months ended February 28, 1997, compared to net income of $29,000 for the same period in the prior year. This increase of $46,000 in the Partnership's net income is the result of an increase in the Partnership's income from operations of the investment property held for sale of $23,000 and a decrease in the Partnership's operating loss of $23,000. The increase in income from the operations of investment property held for sale resulted from a decrease in property operating expenses. Property operating expenses decreased primarily due to additional repair and maintenance related expenditures incurred during the three months ended February 29, 1996.

      The decrease in the Partnership's operating loss for the current three-month period resulted mainly from a $21,000 decrease in general and administrative expenses and a $2,000 increase in interest income. General and administrative expenses declined primarily due to a reduction in certain required professional services. Interest income increased due to a higher average invested cash reserve balance during the current period.

Six Months Ended February 28, 1997
----------------------------------

   The Partnership reported net income of $140,000 for the six-month period ended February 28, 1997 as compared to net income of $109,000 for the same period in the prior year. This increase in the Partnership's net income is mainly the result of a $33,000 decrease in the Partnership's operating loss. The decrease in the Partnership's operating loss is primarily due to a decrease in general and administrative expenses due to a decline in certain required professional services during the six months ended February 28, 1997. Income from operations of investment property held for sale declined by $2,000 for the current six-month period due to a reduction in rental income and expense reimbursements which was offset by a reduction in property operating expenses.

                                   PART II
                              Other Information

Item 1. Legal Proceedings

     As previously reported, in November 1994 a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors.
In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including First Qualified Properties, Inc. and Properties Associates ("PA"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

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

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final
hearing   on the fairness of the  settlement  was held in December 1996, and in
March 1997 the court issued a final approval of the settlement.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation described above. However, PaineWebber has agreed not to seek indemnification for the amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. Accordingly, the General Partners believe that this matter will not have a material impact on the Partnership's financial statements, taken as a whole.

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




Dated:  April 14, 1997