Form 10-Q
period 1997-05-31
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND LP
filed 1997-07-21
CIK 352723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------


                                    FORM 10-Q


    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1997

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from_____ to _____ .


                         Commission File Number: 0-17145


                  PAINE WEBBER QUALIFIED PLAN PROPERTY FUND, LP
             (Exact name of registrant as specified in its charter)


           Delaware                                         13-3069311
           --------                                         ----------
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)



265 Franklin Street, Boston, Massachusetts                        02110
------------------------------------------                        -----
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code (617) 439-8118
                                                   --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No |_|

                PAINE WEBBER QUALIFIED PLAN PROPERTY FUND, LP


                                                  Statement of
                                                  Net Assets in
                                                  Liquidation
                                                  May 31, 1997   Balance Sheet
                                    ASSETS        (Unaudited)    August 31, 1996
                                                  ------------   ---------------
                                (In thousands)

Investment property held for sale                                 $   3,964
Cash and cash equivalents                          $   4,507            376
Escrowed cash                                                           140
Accounts receivable                                                      20
Prepaid insurance                                                         7
                                                   ---------      ---------
                                                       4,507      $   4,507
                                                   ---------      =========

                      LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses                    127      $      48
Accounts payable - affiliates                             49              3
Accrued real estate taxes                                                72
Tenant security deposits                                                 18
Partners' capital                                                     4,366
                                                   ---------      ---------
                                                         176      $   4,507
                                                   ---------      =========
Net assets in liquidation                          $   4,331
                                                   =========




                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
            For the period April 18, 1997 to May 31, 1997 (Unaudited)
                                 (In thousands)

Net assets in liquidation at April 18, 1997                        $  4,306
Interest income                                                          25
                                                                   --------
Net assets in liquidation at May 31, 1997                          $  4,331
                                                                   ========












                           See accompanying notes.

                  PAINE WEBBER QUALIFIED PLAN PROPERTY FUND, LP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands, except per Unit amounts)


                                                       Three Months                              Nine Months
                              March 1, 1997 to         Ended               September 1, 1996     Ended
                              April 17, 1997           May 31, 1996        to April 17, 1997     May 31, 1996
                              --------------           -----------         -----------------     ------------

Revenues:
   Interest earned on
     short-term investments   $       7                 $     4             $    17                  $     9


Expenses:
   Management fees                    3                        3                  9                        9
   General and administrative        68                       60                159                      179
   Liquidation expenses             124                        -                124                        -
                                 ------                 --------            -------                  -------
                                    195                       63                292                      188
    -                            ------                 --------            -------                  -------

Operating loss                     (188)                     (59)              (275)                    (179)

Income from operations of
   investment property held
   for sale, net                     88                      184                315                      458

Gain on sale of operating
   investment property               53                        -                 53                        -
                               --------                 --------            -------                  -------

Net income (loss)              $    (47)                $    125            $    93                  $   279
                               ========                 ========            =======                  =======

Net income (loss) per Limited
  Partnership Unit             $  (2.48)                $   6.58            $  4.89                  $ 14.72
                               ========                 ========            =======                  =======

Cash distributions per Limited
  Partnership Unit             $   2.69                 $   2.69            $  8.07                  $  8.07
                               ========                 ========            =======                  =======


   The above per Limited Partnership Unit information is based upon the 18,781 Units of Limited Partnership Interest outstanding for each period.









                             See accompanying notes.

                  PAINE WEBBER QUALIFIED PLAN PROPERTY FUND, LP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
               For the period September 1, 1996 to April 17, 1997 and the nine months ended May 31, 1996 (Unaudited)
                                 (In thousands)

                                                General        Limited
                                                Partners       Partners
                                                --------       --------

Balance at August 31, 1995                      $  (26)        $  4,286
Net income                                            2             277
Cash distributions                                   (2)           (151)

Balance at May 31, 1996                         -------        --------
                                                $  (26)        $  4,412
                                                =======        ========

Balance at August 31, 1996                      $  (25)        $  4,391
Net income                                           1               92
Cash distributions                                  (2)            (151)
                                                ------         --------
Balance at April 17, 1997                       $  (26)        $  4,332
                                                ======         ========

































                             See accompanying notes.

                  PAINE WEBBER QUALIFIED PLAN PROPERTY FUND, LP

                            STATEMENTS OF CASH FLOWS
               For the period September 1, 1996 to April 17, 1997
               and the nine months ended May 31, 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                                   Nine
                                          September 1, 1996        months ended
                                          to April 17, 1997        May 31, 1996
                                          -----------------        ------------

Cash flows from operating activities:
   Net income                                  $      93            $    279
   Adjustments to reconcile net income to
   net cash provided by operating activities:
        Gain on sale of operating investment
          property                                   (53)                  -
    Changes in assets and liabilities:
      Escrowed cash                                  140                 (69)
      Accounts receivable                             14                 160
      Prepaid insurance and other assets               7                 (13)
      Accounts payable and accrued expenses          224                 (24)
      Accrued real estate taxes                      (72)                (24)
      Tenant security deposits                       (18)                 (8)
                                               ---------            --------

         Total adjustments                           242                  22
                                               ---------            --------
         Net cash provided by operating
           activities                                335                 301

Cash flows from investing activities:
   Net proceeds from sale of operating
     investment property                           4,017                   -
   Purchase of land                                    -                 (46)
                                               ---------              -------
         Net cash provided by (used in)
             investing activities                  4,017                 (46)

Cash flows from financing activities:
   Distributions to partners                       (153)                 (153)
                                               --------             ----------

Net increase in cash and cash equivalents         4,199                   102

Cash and cash equivalents, beginning of
   period                                           376                   223
                                              ---------             ---------

Cash and cash equivalents, end of period      $   4,575             $     325
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

        As a result of the disposition of the Partnership's remaining operating investment property on April 17, 1997 (see Note 3) and management's plans to terminate the Partnership, the Partnership changed its basis of accounting from the going concern basis to the liquidation basis as of April 17, 1997. Accordingly, all non-liquid assets are stated at their estimated net realizable value and all liabilities reflect their estimated settlement amounts as of May 31, 1997.

2.   Related Party Transactions

      The Adviser earned management fees of $9,000 for both the nine-month periods ended May 31, 1997 and 1996. Accounts payable - affiliates at both May 31, 1997 and August 31, 1996 includes management fees of $3,000 payable to the Adviser. No further management fees will be earned by the Adviser subsequent to May 31, 1997.

      Included in general and administrative expenses for the period September 1, 1996 to April 17, 1997 and for the nine-month period ended May 31, 1996 is $62,000 and $74,000, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership. In addition, included in liquidation expenses for the period September 1, 1996 to April 17, 1997 is $53,000 representing reimbursements to this affiliate for services rendered, or to be rendered, through the Partnership's final liquidation. Accounts payable - affiliates as of May 31, 1997 includes $46,000 payable to this affiliate for services to be rendered through the Partnership's final liquidation.

3.   Sale of Operating Investment Property and Partnership Liquidation

      On April 17, 1997, the Partnership sold its wholly-owned operating investment property, the Harwood Village North Shopping Center, located in Bedford, Texas, to an unrelated third party for $4,245,000. The
      Partnership received net proceeds of approximately $4,017,000 after deducting closing costs and other credits to the buyer. This amount exceeded the carrying value of the Partnership's investment in Harwood Village by $53,000, which is reflected as a gain on the accompanying statement of income for the period September 1, 1996 to April 17, 1997. On January 2, 1997, the Partnership had entered into a contract to sell the Harwood Village property for $4,300,000. Due to potential environmental concerns, the sales contract was amended to allow the buyer additional time to complete due diligence and to secure financing. As part of the amendment, the Partnership agreed to remediate the two contaminated locations identified in a Phase II environmental survey completed as part of the buyer's due diligence. In addition, the Partnership agreed to reduce the purchase price to $4,245,000 in consideration of certain repairs required to the roof of the building. The remediation of the two contaminated locations involved the removal of sections of the foundation slab of a dry cleaner tenant and an area of the parking lot. It also involved the removal and proper disposal of contaminated soil as well as replacement of the concrete slab in the dry cleaner's space and repairs to the parking lot. The necessary documents were filed with the State of Texas to complete the work, and on April 7, 1997 the State approved the plan. The remediation work was completed a week later at a cost of approximately $83,000, which was paid for by the Partnership. The prospective buyer was willing to close as soon as the cleanup work had been completed, and in accordance with this agreement, the sale transaction closed on April 17, 1997. The proper documentation for the cleanup has been filed by the contractor and the certification of the cleanup from the State of Texas is expected to be received by late July or early August. As soon as this certification is received, the Partnership expects to make a Special Distribution of approximately $4,226,000, or $225.00 per original $1,000 Unit, which represents the available proceeds from the sale of Harwood Village.

      The Partnership acquired the Harwood Village Shopping Center through foreclosure proceedings under the terms of a mortgage loan secured by the property on June 19, 1995. At the date of foreclosure, management believed that the fair value of Harwood Village was approximately equal to the aggregate carrying value of the Partnership's land and mortgage loan investments of $3,918,000. Accordingly, the Partnership reclassified such carrying values to investment property held for sale. During fiscal 1996, the Partnership purchased an additional out-parcel of land adjacent to Harwood Village for $46,000 and began to actively market the property for sale. Despite the downward trend in values for retail shopping centers in many markets due to certain consolidations and bankruptcies among retailers which have led to an oversupply of space and the generally flat rate of growth in retail sales, management believed that a sale of the property followed by a liquidation of the Partnership was more favorable than the uncertainties and risks associated with ownership of the property for an extended holding period and was in the best interests of the Limited Partners. Now that the sale of the Harwood Village North Shopping Center, which was the Partnership's only remaining real estate investment, has closed, a formal liquidation of the Partnership is underway. Based on projected liquidation-related expenses, residual cash reserves available for distribution after the Special Distribution referred to above are estimated at approximately $5 per original $1,000 investment. The payment of the final distribution and the formal liquidation of the Partnership are expected to be completed by September 15, 1997.

      The Partnership recorded income from the investment property held for sale in the amount of the difference between the property's gross revenues and property operating expenses (including leasing costs and improvement expenses), taxes and insurance. Summarized operating results for the Harwood Village Shopping Center for the periods March 1, 1997 to April 17, 1997, September 1, 1996 to April 17, 1997 and the three and nine months ended May 31, 1996 are as follows (in thousands):



                              For the Period           Three Months        For the Period        Nine Months
                              March 1,1997 to          Ended               September 1, 1996     Ended
                              April 17, 1997           May 31,1996         to April 17, 1997     May 31, 1996
                              --------------           -----------         -----------------     ------------

     Rental revenues and
       expense recoveries            $  159             $  234               $  511               $  633

     Property operating expenses         12                 13                   57                   67
     Property taxes and insurance        21                 29                   87                   86
     Bad debt expense                    34                  -                   34                    -
     Management fees                      4                  8                   18                   22
                                    -------             ------               ------               ------
                                         71                 50                  196                  175
                                    -------             ------               ------               ------
     Income from investment property
       held for sale, net           $    88             $  184               $  315               $  458
                                    =======             ======               ======               ======


                 PAINE WEBBER QUALIFIED PLAN PROPERTY FUND LP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

         On April 17, 1997, the Partnership sold its wholly-owned operating investment property, the Harwood Village North Shopping Center, located in Bedford, Texas, to an unrelated third party for $4,245,000. The Partnership received net proceeds of approximately $4,017,000 after deducting closing costs and other credits to the buyer. This amount exceeded the carrying value of the Partnership's investment in Harwood Village by $53,000, which is reflected as a gain on the accompanying financial statements. As previously reported, on January 2, 1997 the Partnership had entered into a contract to sell the Harwood Village property for $4,300,000. Due to potential environmental concerns, the sales contract was amended to allow the buyer additional time to complete due diligence and to secure financing. As part of the amendment, the Partnership agreed to remediate the two contaminated locations identified in a Phase II environmental survey completed as part of the buyer's due diligence. In addition, the Partnership agreed to reduce the purchase price to $4,245,000 in consideration of certain repairs required to the roof of the building. The remediation of the two contaminated locations involved the removal of sections of the foundation slab of a dry cleaner tenant and an area of the parking lot. It also involved the removal and proper disposal of contaminated soil as well as replacement of the concrete slab in the dry cleaner's space and repairs to the parking lot. The necessary documents were filed with the State of Texas to complete the work, and on April 7, 1997 the State approved the plan. The remediation work was completed a week later at a cost of approximately $83,000, which was paid for by the Partnership. The prospective buyer was willing to close as soon as the cleanup work had been completed, and in accordance with this agreement, the sale transaction closed on April 17, 1997. The proper documentation for the cleanup has been filed by the contractor and the certification of the cleanup from the State of Texas is expected to be received by late July or early August. As soon as this certification is received, the Partnership expects to make a Special Distribution of approximately $4,226,000, or $225.00 per original $1,000 Unit, which represents the available proceeds from the sale of Harwood Village.

         The Partnership acquired the Harwood Village Shopping Center through foreclosure proceedings under the terms of a mortgage loan secured by the property on June 19, 1995. At the date of foreclosure, management believed that the fair value of Harwood Village was approximately equal to the aggregate carrying value of the Partnership's land and mortgage loan investments of $3,918,000. Accordingly, the Partnership reclassified such carrying values to investment property held for sale. During fiscal 1996, the Partnership purchased an additional out-parcel of land adjacent to Harwood Village for $46,000 and began to actively market the property for sale. Despite the downward trend in values for retail shopping centers in many markets due to certain consolidations and bankruptcies among retailers which have led to an oversupply of space and the generally flat rate of growth in retail sales, management believed that a sale of the property followed by a liquidation of the Partnership was more favorable than the uncertainties and risks associated with ownership of the property for an extended holding period and was in the best interests of the Limited Partners. Now that the sale of the Harwood Village North Shopping Center, which was the Partnership's only remaining real estate investment, has closed, a formal liquidation of the Partnership is underway. Based on projected liquidation-related expenses, residual cash reserves available for distribution after the Special Distribution referred to above are estimated at approximately $5 per original $1,000 investment. The payment of the final distribution and the formal liquidation of the Partnership are expected to be completed by September 15, 1997.

         As of May 31, 1997, the Partnership had cash and cash equivalents of $4,507,000. Such cash and cash equivalents, together with any interest earnings and net of the expenses to be incurred to complete the liquidation of the Partnership, will be used to make distributions to the Limited Partners. As noted above, a Special Distribution of approximately $4,226,000, or $225.00 per original $1,000 Unit, representing the available proceeds from the sale of Harwood Village, will be made as soon as the Partnership receives the site cleanup certification from the State of Texas. Based on current estimates of liquidation expenses, residual cash reserves of approximately $5 per original $1,000 Unit would be available to pay to the Limited Partners in a final liquidating distribution which is expected to be made by September 15, 1997.

Results of Operations
For the period March 1, 1997 to April 17, 1997
----------------------------------------------

         As discussed further in the notes to the accompanying financial statements, the Partnership changed its basis of accounting from going concern to liquidation basis as of April 17, 1997, upon completing the sale of its final real estate investment. The Partnership reported a net loss of $47,000 for the period March 1, 1997 to April 17, 1997 as compared to net income of $125,000 for the three-month period ended May 31, 1996. This $172,000 unfavorable change in net operating results is attributable to a $129,000 increase in the Partnership's operating loss and a $96,000 decrease in income from operations of investment property held for sale, which were partially offset by a $53,000 gain on the sale of operating investment property. The increase in the Partnership's operating loss is primarily attributable to the additional liquidation-related expenses recognized during the period ended April 17, 1997 in connection with the change in the Partnership's basis of accounting. Income from operations of investment property held for sale decreased primarily due to the shorter period in which the operating investment property was held prior to its sale on April 17, 1997 compared to the full three months of operations for the three-month period ended May 31, 1996. The Partnership realized a gain on the sale of Harwood Village of $53,000, which represents the excess of the net sale proceeds over the cost basis of the Partnership's investment in the Harwood Village property.

For the period September 1, 1996 to April 17, 1997
--------------------------------------------------

         The Partnership reported net income of $93,000 for the period September 1, 1996 to April 17, 1997 as compared to net income of $279,000 for the nine-month period ended May 31, 1996. This $186,000 decline in net income is the result of a $143,000 decrease in income from operations of investment property held for sale and a $96,000 increase in the Partnership's operating loss, which were partially offset by a $53,000 gain on the sale of operating investment property. The increase in the Partnership's operating loss is primarily attributable to the additional liquidation-related expenses recognized during the period ended April 17, 1997 in connection with the change in the Partnership's basis of accounting. The additional liquidation expenses were partially offset by a decrease in general and administrative expenses and an increase in interest income. General and administrative expenses decreased due to a decline in certain required professional services during the period September 1, 1996 to April 17, 1997 while interest income increased due to a higher average invested cash reserve balance during the current period. Income from operations of investment property held for sale decreased primarily due to the shorter period in which the operating investment property was held prior to its sale on April 17, 1997 compared to the full nine months of operations for the nine-month period ended May 31, 1996. The Partnership realized a gain on the sale of Harwood Village of $53,000, which represents the excess of the net sale proceeds over the cost basis of the Partnership's investment in the Harwood Village property.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

        As previously reported, the Partnership's General Partners were named as defendants in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings of interests in various limited partnership investments and REIT stocks, including those offered by the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the settlement was held in December 1996, and in March 1997 the court issued a final approval of the settlement. The release of the $125 million of settlement proceeds has not occurred to date pending the resolution of an appeal of the settlement agreement by two of the plaintiff class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

         Based on the settlement agreement discussed above covering all of the outstanding unitholder litigation, and notwithstanding the appeal of the class action settlement referred to above, management does not expect that the resolution of this matter will have a material impact on the Partnership's financial statements, taken as a whole.

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

                  PAINE WEBBER QUALIFIED PLAN PROPERTY FUND, LP



                              By:  FIRST QUALIFIED PROPERTIES, INC.
                                   General Partner



                            By: /s/ Walter V. Arnold
                                --------------------
                                Walter V. Arnold
                                Senior Vice President and Chief
                                Financial Officer




Dated:  July 21, 1997